Form 10-K405
period 1999-12-31
NEXT LEVEL COMMUNICATIONS INC
filed 2000-03-30
CIK 1093802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NO. 0-27877

                        NEXT LEVEL COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN OUR CHARTER)

                        DELAWARE                                                 95-3342408
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                             6085 STATE FARM DRIVE
                             ROHNERT PARK, CA 94928
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (707) 584-6820

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                     TITLE OF CLASS                                         ON WHICH REGISTERED
                     --------------                                        ---------------------
             Common Stock, par value $0.01                                 Nasdaq National Market

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,519,189,555 as of March 14, 2000.

     As of March 14, 2000, the registrant had 79,766,716 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                                FORM 10-K REFERENCE
                         ---------                                -------------------
Portions of our Definitive Proxy Statement for our upcoming
  Annual Meeting of Stockholders............................         Items 10 - 13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I
ITEM 1.   BUSINESS....................................................    3
ITEM 2.   PROPERTIES..................................................   11
ITEM 3.   LEGAL PROCEEDINGS...........................................   11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12

                                  PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   12
ITEM 6.   SELECTED FINANCIAL DATA.....................................   12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   14
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   27
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   27
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   44

                                 PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   44
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   44
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   44
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   44

                                  PART IV
EXHIBITS..............................................................   44

                                     PART I

ITEM 1. BUSINESS

     The statements in this report that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements, see "Risk Factors" and such other risks and uncertainties as set forth below in this report or detailed in our other Securities and Exchange Commission reports and filings.

OVERVIEW

     We design and market broadband communications equipment that enables telephone companies and other communications service providers to cost-effectively deliver a full suite of voice, data and video services over the existing copper telephone wire infrastructure. Service providers who deploy our equipment can either offer voice, data and video services in a single product offering or offer each service separately depending on subscriber demand and the service provider's objectives. We believe that by installing our equipment, telephone companies and other emerging communications service providers will be able to capitalize on, and compete effectively in, the emerging market for integrated voice, data and video services. Our products consist of equipment located at the telephone company's central office, in the field and at the subscriber's home or business.

     We commenced operations in July 1994 and recorded our first sale in September 1997. To date, we have sold our products primarily to regional Bell operating companies through our direct sales force. From January 1998 until November 1999, we operated through Next Level Communications L.P., which was formed as the result of the transfer of all of the net assets, management and workforce of a wholly owned subsidiary of General Instrument Corporation. In November 1999, the business and assets of that partnership were merged into Next Level Communications, Inc. as part of our recapitalization. In November 1999, we completed an initial public offering of our common stock, raising approximately $177.0 million in net proceeds. In January 2000, General Instrument was acquired by Motorola, Inc., making us an indirect subsidiary of Motorola. As a result of the transactions that occurred in connection with our recapitalization, Motorola, through General Instrument, owns 64,103,724 shares of our common stock constituting approximately 65% of our outstanding common stock on a fully diluted basis. Spencer Trask and its affiliates own, including shares issuable upon exercise of outstanding warrants, 14,343,431 shares of common stock in the aggregate, constituting approximately 14% of our outstanding common stock on a fully diluted basis.

     Our equipment is designed to provide the following key benefits:

     Flexible, Integrated Products. Our products are designed with the flexibility to allow our customers to deliver voice, data and video services in a single packaged offering or to offer them individually. This flexibility allows telephone companies to immediately serve the varying needs of their diverse end-user base, including residential, corporate and telecommuter customers. As a result, telephone companies can generate significant incremental revenue from their existing networks by using our system. By offering the flexibility inherent in an integrated system, our products enable telephone companies to effectively time their network equipment expenditures and rapidly introduce new services as demand warrants.

     Cost Effective Product Deployment. Our product design reduces the cost and complexity often associated with deploying multiple services to end-users. Because telephone companies often use separate equipment for each communications service, they require multiple equipment purchases, installations, training procedures, maintenance procedures and network management packages. In contrast, our products deliver all services from a single system. By integrating many traditionally separate functions, our products allow telephone companies to incrementally add services by simply installing new modules into our existing equipment, rather than purchasing entirely new infrastructure equipment. Additionally, our products installed in the house or office deliver video and data services from a single networked set-top box, thus eliminating the need for set-top boxes or modems for different services or separately located TVs and PCs. We believe our products provide cost savings, reduce trouble calls and ease installation compared to other equipment that often consists of separate systems, each of which corresponds to one service and which may not operate effectively together.

     Complete Solution For Delivery of Voice, Data and Video. By supplying equipment for the telephone company central office, the field and the subscriber's home or office, we offer a single integrated system for the delivery of voice, data and video services. With our products, telephone companies initially deploying voice service can subsequently activate data and/or video service with a simple addition and installation of equipment at the subscriber's home or office. We believe the flexibility found in our products cannot currently be accomplished by attempting to integrate multiple systems from multiple vendors.

     Reliable and Compatible Technology. Because our products provide multiple services, including voice, they are engineered to comply with rigorous industry standards for reliability and safety. We have also designed our products to operate with existing telephone company switches and billing systems, thereby minimizing the cost of using our products.

     Security. We believe that our products produce greater security compared to cable systems that are based on shared network design in which data is broadcast to all users simultaneously. Security has always been important to individuals and businesses in voice transmission and is becoming increasingly important as e-commerce applications and video-on-demand services become more prevalent.

PRODUCTS

     Our products include equipment located at a telephone company's central office, in the field and at a subscriber's home or business.

     Broadband Digital Terminal. The Broadband Digital Terminal is the central element of our product suite, providing centralized access to both broadband and narrowband networks and related voice, data and video services. The Broadband Digital Terminal is typically located in a telephone company's central office, or at a remote cabinet, building basement or hut where it connects with central office equipment including voice and data switches and billing systems. On the subscriber side, the Broadband Digital Terminal provides high-speed connections to remote Universal Service Access Multiplexers or Broadband Network Units that can support up to a maximum of 2,048 data or video subscribers, up to a maximum of 6,144 telephone subscribers or combinations thereof. The Broadband Digital Terminal has the capacity for broadband applications such as video-on-demand and high definition television. Also, because the Broadband Digital Terminal supports different remote terminals, changes to network layouts or transmission media (copper or fiber) do not require different Broadband Digital Terminals.

     Universal Service Access Multiplexer. We designed the Universal Service Access Multiplexer to use existing copper wire to connect to a customer's home or office. This product can be connected with fiber optic cable to the Broadband Digital Terminal. Each Universal Service Access Multiplexer can support up to 32 video and/or data subscribers or up to 96 voice subscribers. By using modular components, a single Universal Service Access Multiplexer enables multiple voice, data and video services. The Universal Service Access Multiplexer can be deployed in the telephone company's central office or remotely. Because the Universal Service Access Multiplexer is flexible in terms of where it can be located in the network, as well as the services it can support, its use can reduce both the costs and the complexity of deploying new high-speed data and video services.

     Broadband Network Unit. The Broadband Network Unit is used with installations where fiber optic cable is deployed up to a location relatively close to the customer's home or office. The Broadband Network Unit supports voice, data and video services, and can be mounted on a telephone pole, a pedestal or a wall. The Broadband Network Unit provides voice, high-speed data and video service for clusters of up to 24 video and/or data and up to 36 voice subscribers. Our Broadband Network Unit is particularly suited to situations where a new network is being built, or where existing copper wire is being upgraded by the installation of fiber optic cable as the transmission medium for residences or larger apartment buildings or offices. The advanced design and environmentally secure housing of the Broadband Network Unit helps to reduce in-field trouble calls.

     N(3) Residential Gateway. Our N(3) Residential Gateway product is a single set-top box that delivers integrated data and video services. One N(3) Residential Gateway enables multiple televisions and PCs to be served from the same access line into the customer's home or office. Traditionally, the high cost of customer home or office equipment for broadband services has been a limiting factor in the deployment of broadband services to multiple televisions or personal computers. Historically, a customer would have to obtain multiple modems or set-top boxes to support services to multiple televisions or personal computers. In contrast, our N(3) Residential Gateway simultaneously provides three independent high quality video streams that can be distributed throughout a home or office using standard coaxial cable. The primary video stream is also available in common video and stereo surround sound formats. The N(3) Residential Gateway also supports enhanced telephone services, such as an indicator on the television that a message is waiting on the customer's answering machine or service as well as on-screen caller ID. The data port in our N(3) Residential Gateway supports high-speed connectivity to the Internet or remote work-at-home access.

     ETHERset. Our ETHERset is a data-only, desktop device that provides a powerful, low-cost solution for delivering high-speed Internet or data services to subscribers in residences, small businesses, branch offices and the like. Individual or multiple PCs can be connected to a single ETHERset.

     N(3) NIC. The N(3) NIC is a card, designed to fit into a PC that provides the same functionality as our ETHERset.

     Element Management Systems. Our products can be managed remotely by our N(3) View-1 Element Management System and our N(3) View-2 Service Manager. The View-1 Element Management System enables service providers to manage our equipment and their other systems and products. The View-2 Service Manager enables service providers to manage delivery of voice, data and video services to their customers.

CUSTOMERS

     We market and sell our products through our direct sales force to service providers. From inception through December 31, 1999, approximately 76% of our sales were to U S WEST and Bell Atlantic. We recently initiated customer relationships in the local, independent and international telephone company markets. As of December 31, 1999, we had 20 customers that had purchased at least $100,000 of our products.

     U S WEST: In August 1997, we entered into an agreement with U S WEST through which U S WEST may purchase, without obligation to do so, up to 450,000 N(3) Residential Gateways and associated central office and field equipment, in eight of the 14 states in which U S WEST currently operates over a five-year period. We recorded our first sale to U S WEST in September 1997 for deployment of video and data service to U S WEST's customers in Phoenix, Arizona. In October 1998, U S WEST selected our product to provide voice applications in six of the 14 states that U S WEST serves. Sales to U S WEST represented 67% of our revenues in 1999 and 68% in 1998.

     Bell Atlantic: In October 1996, we entered into an agreement with NYNEX (now part of Bell Atlantic) through which Bell Atlantic may purchase, without obligation to do so, equipment for up to 5,000,000 lines, consisting of Broadband Network Units and associated equipment, throughout its service area over a fifteen-year period. The primary application for these products is rehabilitation of Bell Atlantic's existing network equipment from copper to fiber. We recorded our first sale to Bell Atlantic in September 1997 for deployment in the Boston area. Bell Atlantic is currently using our system to serve customers in the New York City and Boston areas. Sales to Bell Atlantic represented 9% of our revenues in fiscal 1999 and 20% in the year ended December 31, 1998.

     Others: Our customers also include GTE, Hutchinson Telephone, Paul Bunyan Rural Telephone, Chibardun Telephone and Northstar Telephone.

TECHNOLOGY

     We believe the following key technologies have been instrumental in our ability to provide what we believe is the world's only integrated, complete solution for the delivery of integrated voice, data and video services over the existing telephone copper wires.

     Advanced Application Specific Circuits Architecture. Applications Specific Circuits are custom-designed silicon circuits that are optimized for a specific task or set of tasks. These circuits are critical because they are performance-optimized to minimize gate counts, packaging size, power dissipation and cost. In addition, one of these circuits may be the only way to provide a new or novel function that is not available in an off-the-shelf circuit. Our engineers have substantial experience in the design of these circuits and have developed a portfolio of over 15 of these circuits, which enables flexible delivery of voice, data and video from a single system. We will continue to pursue additional service and system level Application Specific Circuits as a mechanism for protecting our intellectual property and to achieve ongoing cost reductions.

     System Design and Integration Expertise. We employ a team of experienced system design and integration engineers in our research and development group. These individuals provide research, design and development resources and ensure that our products can be integrated by our customers. System integration by our customers is required on our specific access products, equipment at the consumer's home or business, and management systems, as well as the integration of our products into our customers' networks. System integration expertise is critical to the successful deployment of new advanced full service telecommunications systems and services by our customers.

     Wavelength Division Multiplexing Technology. Our system uses a technology known as wavelength division multiplexing. This technology allows multiple optical signals to be carried on the same optical fiber. In particular, this technology is used to communicate two-way voice, data and video over a single optical fiber. This enables our customers to save fiber costs and increase bandwidth.

     Software and Protocol Stacks. Most of the system software in our products has been developed internally using modern design principles and processes. Where appropriate, various third-party software packages have been integrated into the access system. Some examples include the real time operating system and various protocol stack software packages.

     Standards-based Architecture. We support multiple industry standards to minimize interoperability issues and leverage industry hardware and software capabilities, and improve time to market. On the customer side of the network, we are working with industry standards for asynchronous digital subscriber line and very high-speed digital subscriber line standards to support various equipment at the customer's home or business.

RESEARCH AND DEVELOPMENT

     As of March 14, 2000, we had 232 full time employees and 16 full time contractors engaged in research and development. We believe that our future success depends on our ability:

     - to adapt to the rapidly changing telecommunications environment;

     - to maintain our expertise in core technologies; and

     - to continue meeting and anticipating the evolving needs of telephone companies.

     We continually review and evaluate technological changes affecting the telecommunications market and invest substantially in applications-based research and development. We are committed to an ongoing program of new product development that combines internal development efforts with strategic relationships and licensing or marketing arrangements relating to new products and technologies from outside sources.

     We have focused our research and development expenditures for the past several years on creating a complete solution for the delivery of voice, data and video services using the existing infrastructure of telephone companies. We have also concentrated on developing the associated customer premises equipment, including our N(3) Residential Gateway, and on developing our N(3) View-1 Element Management Systems. For the years ended December 31, 1999, 1998 and 1997, research and development expenses were $48.5 million, $47.1 million and $37.1 million. We believe that our extensive experience in designing and implementing high-quality network components has enabled us to develop integrated systems solutions. We seek to constantly improve our existing products, including developing additional home and office products and higher speed interfaces for our products.

SALES AND MARKETING

     We primarily market and sell our products through a direct sales force located in North America that consisted of 92 people as of March 14, 2000. To date, sales activities have been focused primarily on the regional Bell operating companies and GTE. More recently, we have focused on emerging opportunities within the local, independent and international telephone markets. We are currently expanding our sales organization to focus on these emerging customer opportunities. As of March 14, 2000, 15 sales people were focused solely on sales to local telephone companies. Because of the potential importance of our products to our customers' networks, we focus our selling efforts at many levels within each customer's organization.

     We have a variety of marketing programs and initiatives to support the sale and distribution of our products. As of March 14, 2000, we had 19 full time employees engaged in marketing activities focusing on reaching technical experts within telephone companies and creating product awareness and credibility for our systems among telephone companies. A key factor to building brand awareness for our products is promoting the success of our customers deploying our products. We seek to educate telephone companies regarding the benefits of deploying broadband-ready equipment across a diverse subscriber base. We also build our brand name through continued publicity and referral efforts in both media and industry-centered activities, including editorial presence in various trade magazines, press releases, public speaking opportunities, national and regional trade show participation, advertising, Internet-based communication and promotion, media sponsorships and participation in industry standards activities.

MANUFACTURING

     We seek to deliver our products on time and defect-free by capitalizing on the experience and expertise of strategic contract manufacturers. Based on their quality assurance and strengths in the volume manufacture of our products, we have established our primary contract manufacturing relationships with SCI Systems and CMC Industries. SCI Systems is responsible for manufacturing a majority of our circuit board plug-in assemblies. CMC Industries, which was recently acquired by ACT Manufacturing, is responsible for manufacturing our N(3) Residential Gateway product. Using contract manufacturers allows us to reduce the costly investment in manufacturing capital, achieve economies of scale in purchasing selected components and reduce inventory warehousing.

     We maintain only a limited in-house manufacturing capability for final assembly, testing and integration of our products. Our internal manufacturing expertise is focused on product design for testability, design for manufacturability and the transfer of products from development to manufacturing. Each contract manufacturer typically assembles an account team of personnel representing all the essential functions to deliver products from prototype through volume production. This team works with our design, test and manufacturing engineers, and our quality, materials, logistics and program management teams. All of our major contract manufacturers are certified under international quality standards. Although our contract manufacturers manage material procurement for the majority of the components that are incorporated in our products, we continue to manage the evaluation and selection of certain key components.

     Our engineering team designs circuits and tests these designs using computer simulations. When the fundamental design is stable, our outsourced manufacturers make the circuits for testing. Upon completion of these tests, vendors such as Oki Semiconductor, Broadcom, STMicroelectronics, VLSI (Philips) and Motorola manufacture the circuit in volume. Warranty and repair support is performed off-site by our contract manufacturers and by us at our Rohnert Park, California facility.

CUSTOMER SERVICE AND SUPPORT

     We believe that successful long-term relations with our customers require a service organization committed to customer satisfaction. As of March 14, 2000, we had 24 technical support employees at our headquarters or in the field. To date, revenues from customer service and support have been immaterial.

     We provide direct support by telephone or at a customer's office or other location at any time. To monitor service activities, we maintain a customer call tracking system. We also maintain a dial-up analog modem connection or an Internet-based management interface to our equipment to assist with diagnostics.

COMPETITION

     The market for providing equipment for local telecommunications networks is extremely competitive. The principal competitive factors in this market include, or are likely to include:

     - product performance and price;

     - features and reliability;

     - technical support and service;

     - relationships with phone companies and systems integrators;

     - compliance with industry standards;

     - compatibility with the products of other suppliers;

     - sales and distribution capabilities;

     - strength of brand name;

     - long-term cost of ownership to communications providers; and

     - general industry and economic conditions.

Many of our current and potential competitors have longer operating histories and greater name recognition and resources than we do. These competitors may undertake more extensive marketing campaigns than we do. In addition, these competitors may adopt more aggressive pricing policies than we do. Also, these competitors may devote substantially more resources to developing new products than we do. Many of our competitors have recently been acquired and now have even greater resources to compete with us.

     Our significant current and potential competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC Corporation (acquired by GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, Motorola. Some of these competitors have existing relationships with our current and prospective customers, which could give them a competitive advantage over us as a preferred provider. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial, which markets products under the Panasonic brand name, Microsoft, Network Computer, Philips, Sony Corp., STMicroelectronics and Toshiba America, will likely introduce products that compete with our N(3) Residential Gateway product in the future.

     In addition, we are likely to face increasing competition from alternative technologies. In particular, cable operators are currently deploying products that deliver voice, high-speed data and video services over cable. Cable service providers that offer these packaged services will give subscribers the alternative of purchasing all communications services from a single service provider. If these services are implemented successfully, they will compete directly with the services offered by telephone companies using our products.

     Consolidation in the telecommunications equipment industry may strengthen our competitors' position in our market. Consolidation of our competitors has occurred, and we expect it to continue to occur in the foreseeable future. For example, Alcatel acquired DSC Communications, Lucent acquired Ascend Communications, and GEC Marconi acquired RELTEC Corporation. Acquisitions such as these further strengthen our competitors' financial, technical and marketing resources and provide access to regional Bell operating company customers. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. This consolidation may allow some of our competitors to penetrate new markets that we have targeted, such as the domestic local, independent and international telephone markets. If our competitors are successful in these markets, we will be harmed.

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our intellectual property. These measures afford only limited protection. As of March 14, 2000, we had 15 issued patents in the United States and 7 issued patents in foreign countries. We have 32 pending U.S. patent applications and 95 pending international patent applications. We market our products primarily under our own name and mark. We consider our trademarks to be valuable assets. We rely on patent, trademark, trade secret and copyright laws both to protect our proprietary technology and to protect us against claims from others. We believe that we have direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of our material technologies. Given the technological complexity of our systems and products, however, we cannot assure that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can we assure the outcome of any such claims.

SOURCES AND AVAILABILITY OF MATERIALS

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: SCI Systems and ACT Manufacturing (formerly, CMC Industries). For a detailed discussion of these relationships and the risks associated with our dependence upon third-party manufacturers, see "Business -- Manufacturing" and "Management's Discussion and Analysis -- Risk Factors."

     Some parts, components and equipment used in our products are obtained from sole sources of supply. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed. Additional sole-sourced components may be incorporated into our equipment in the future. We do not have any long term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results.

ENVIRONMENTAL MATTERS

     Our research and development operations are subject to certain federal, state, local and foreign environmental protection laws and regulations. These laws and regulations relate to the use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. We believe that we are in compliance in all material respects with applicable environmental regulations. If those laws and regulations become more stringent over time, we may not be able to comply in a timely manner, or comply at all. Compliance with new laws and regulations could create significant compliance expenses, result in production suspension and delay, restrictions on expansion at present locations and require the acquisition of costly equipment. Non-compliance with laws and regulations could result in penalties and suspension of operations.

REGULATION OF CUSTOMERS

     Although our products are not now directly subject to significant regulation by the FCC or any other federal or state communications regulatory agency, our customers and their networks, into which our products are incorporated, are subject to government regulation. Accordingly, the effects of regulation on our customers may, in turn, harm us. FCC regulatory policies affecting either the willingness or the ability of cable operators or telephone companies to offer certain services, or the terms on which these companies offer the services and conduct their businesses, may impede sales of our products.

     Several FCC regulatory policies may affect the degree to which or way in which incumbent local exchange carriers, which we refer to as incumbent carriers, principally the regional Bell operating companies, can or choose to make integrated voice, data and video offerings available. For example, the Telecommunications Act of 1996 requires incumbent carriers to offer their competitors cost-based access to certain parts of their networks to enable these competitors to provide telecommunications services. In response to a decision by the Supreme Court overturning the FCC's rule identifying the specific network elements that incumbent carriers must offer to their competitors, the FCC recently announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. However, the FCC has stated that it will reexamine this decision every three years and judicial appeals of the decision may follow. The 1996 Telecommunications Act also requires incumbent carriers to offer for resale, at wholesale rates, any telecommunications services that incumbent carriers offer to customers. The FCC has determined that high-speed data services are "telecommunications services," and thus incumbent carriers must offer high-speed data services for resale by competitors.

     The uncertainties caused by pending regulatory proceedings or appeals could cause potential customers to delay purchasing decisions. In addition, the outcomes of the various regulatory proceedings may cause potential customers to not deploy all of the services for which our products are designed or to delay the widespread introduction of one or more of these services. Certain members of Congress have also expressed an interest in reducing the regulation of incumbent carriers' provision of video and high-speed data services, but again there is no way to predict whether this legislation will be adopted.

     The FCC also has proposed allowing incumbent carriers to offer high-speed data and video services through a structurally separate subsidiary that is not subject to the unbundling and resale requirements. Our equipment is designed to allow carriers to provide video, high-speed data, and digital voice on an integrated basis. If incumbent carriers choose to offer video or data services through a separate affiliate, incumbent carriers may prefer vendors whose equipment does not provide for integration of service offerings. A separate affiliate may choose to purchase less sophisticated equipment because it might not be able to utilize fully our equipment's integrated features. We will not know for certain the FCC's position on the proposed separate affiliate requirement until the FCC issues an order. In a separate proceeding, the FCC recently released an order requiring two large incumbent carriers, SBC and Ameritech, to provide high-speed data services through a separate subsidiary as a condition to the FCC's approval of their merger. Under the terms of the order, this condition terminates when the two incumbent carriers satisfy certain requirements, but no sooner than 42 months after the merger's closing.

     The FCC's rules prohibit incumbent carriers from providing voice or data services along with customer premises equipment, such as our N(3) Residential Gateway, as a package offering at a single price. The FCC also currently prohibits certain carriers, including incumbent carriers, from offering enhanced services. This would include, for example, Internet access services bundled with local exchange voice services. These bundling restrictions may limit the ability of incumbent carriers using our equipment to attract customers. The FCC is considering amending or repealing these bundling restrictions, but we cannot assure that rule changes will take place.

     Distribution of our N(3) Residential Gateway could be adversely affected by the FCC's "navigation devices" rules. Those rules require video program distributors, including those who use our system to deliver video, to allow set-top boxes and other navigation devices owned by customers or manufactured by third parties to be connected to the video program distributor's system. The rules require video program distributors to disclose technical details of their interfaces so as to permit third parties to manufacture the navigation devices and retail customers to connect them. We believe these rules are not readily applicable to our system because our N(3) Residential Gateway is in many ways different from a cable set-top box, and currently there is little likelihood of an independent market for our N(3) Residential Gateway separate from our entire system. However, if these rules could be applied to our N(3) Residential Gateway or other parts of our system, our customers might be required to disclose proprietary technical information including patented data about our technology, to allow competing vendors to access the system.

EMPLOYEES

     As of March 14, 2000, we had a total of 408 full-time employees and 24 full-time contractors. Of the total number of employees, 232 were in research and development, 21 in marketing, 28 in operations, 71 in sales and sales support and 56 in administration. Of the total number of contractors, 16 were in research and development, 1 in marketing, 2 in operations, 4 in administration and 1 in sales and sales support. Our employees are not represented by any collective bargaining agreement with respect to their employment, and we have never experienced an organized work stoppage. Satisfactory relations have generally prevailed between our employees and us. Our future success is heavily dependent upon our ability to hire and retain qualified technical, marketing and management personnel. The competition for personnel is intense, particularly for engineering personnel.

ITEM 2. PROPERTIES

     We own land and a building consisting of approximately 135,000 square feet and lease approximately 65,000 square feet of administrative, research and development, engineering and prototype/test facilities in Rohnert Park, California. We also lease three sales offices, in Braintree, Massachusetts, Phoenix, Arizona and Denver, Colorado. In addition, we lease an office for our technology department in Parsippany, New Jersey. We believe our current facilities are suitable and adequate and have sufficient productive capacity to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceeding.

     In April 1995, DSC Communications and DSC Technologies filed an action against us and our founders, who are former DSC employees, in the United States District Court for the Eastern District of Texas alleging breach of contract, usurpation of corporation opportunity and misappropriation of trade secrets. The complaint alleged that certain telecommunications technology known as switched digital video was misappropriated by the defendants. Following a March 1996 trial on the merits, the jury found against the defendants on all three theories, and the court awarded DSC $136.7 million in damages based on future lost profits. Following several post-trial proceedings and an appeal of a federal district court's denial of injunctive relief, on February 28, 1997, the United States Court of Appeals for the Fifth Circuit ruled that DSC was not entitled to permanent injunctive relief, since the lost profits damage award was based on the assumption that we developed a competing switched digital video system. Subsequently, we satisfied the judgment of the Texas litigation, including interest, by paying DSC $141.0 million in November 1997.

     In March 1998, DSC filed an action against Next Level Communications L.P., Spencer Trask Investors LLC, General Instrument and Spencer Trask & Co., Inc., the parent of the general partner, in the Superior Court of the State of Delaware in and for New Castle County. In that action, DSC alleged that in connection with the formation of Next Level Communications L.P. and the transfer to it of the switched digital video technology, Next Level Communications L.P. and Spencer Trask Investors LLC misappropriated DSC's trade secrets; that General Instrument improperly disclosed trade secrets when it conveyed this technology to the partnership; and that Spencer Trask & Co. conspired to misappropriate DSC's trade secrets. The trade secrets at issue were the same-switched digital video technology trade secrets at issue in the Texas litigation. DSC sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, the defendants filed an action in the United States District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware action because by pursuing the action, DSC effectively was trying to circumvent and relitigate the Texas action, in which we had paid $141.0 million. In May 1998, the Texas court granted a preliminary injunction preventing DSC from proceeding with the Delaware action. That injunction order was appealed to the United States Court of Appeals for the Fifth Circuit. In June 1999, the Fifth Circuit affirmed the grant of the preliminary injunction. On July 15, 1999, the Texas federal court granted the Delaware defendants' motion for summary judgment and issued its final judgment, permanently enjoining DSC from prosecuting and continuing the Delaware action.

     In May 1998, actions by BroadBand Technologies, Inc. against General Instrument and by Next Level Communications against BroadBand Technologies, pending in the United States District Court for the Eastern District of North Carolina, were dismissed with prejudice. The action brought by BroadBand related to fiber optic communications systems for delivering television signals and a patent held by BroadBand. The action brought by Next Level Communications involved contentions that BroadBand infringed two patents held by Next Level Communications relating to video compression and signal processing and that BroadBand had violated antitrust laws. These dismissals were entered pursuant to a settlement agreement under which, among other things, Next Level Communications L.P. paid BroadBand Technologies $5.0 million, which was expensed in 1998, and BroadBand Technologies and Next Level Communications L.P. have entered into a perpetual cross-license of patents applied for or issued currently or through May 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     During 1999, we completed our initial public offering in which we sold 9,775,000 shares of our common stock at a price of $20.00 per share. Our common stock is listed on The Nasdaq Stock Market's National Market under the symbol "NXTV." The following table sets forth the high and low prices or our common stock for the periods indicated as reported on The Nasdaq National Market.

                     YEAR                                            HIGH        LOW
                     ----                                          --------    -------
2000 (through March 14, 2000)..................  First quarter     $161.250    $60.750
1999...........................................  Fourth quarter    $ 74.875    $47.875

     On March 14, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $159.437 per share. At March 14, 2000, the number of record holders of our common stock was 64.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation of our business.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes included in this report.

     The statement of operations data and balance sheet data for the periods subsequent to August 31, 1995 reflect adjustments resulting from the application of the purchase method of accounting in connection with our acquisition by General Instrument in 1995. The financial information prior to August 31, 1995 is that of a predecessor company prior to its acquisition by General Instrument and may not be comparable to the financial information for periods that began subsequent to August 31, 1995. The results for the year ended December 31, 1999 are not necessarily indicative of the operating results to be expected in the future.

                                                         PERIOD FROM
                                      PERIOD FROM       SEPTEMBER 1,
                                    JANUARY 1, 1995         1995                   YEAR ENDED DECEMBER 31,
                                     TO AUGUST 31,     TO DECEMBER 31,   -------------------------------------------
                                          1995              1995           1996        1997       1998       1999
                                    ----------------   ---------------   ---------   --------   --------   ---------
                                     (PREDECESSOR)                                     (IN THOUSANDS)
                                     (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Equipment.......................      $    --           $      --      $      --   $  6,045   $ 39,243   $  54,301
  Software........................           --                  --             --      2,266      4,587       3,296
                                        -------           ---------      ---------   --------   --------   ---------
         Total revenues...........           --                  --             --      8,311     43,830      57,597
                                        -------           ---------      ---------   --------   --------   ---------
Cost of revenues:
  Equipment.......................           --                  --             --     10,954     43,172      51,265
  Software........................           --                  --             --        306        261         292
                                        -------           ---------      ---------   --------   --------   ---------
         Total cost of revenues...           --                  --             --     11,260     43,433      51,557
                                        -------           ---------      ---------   --------   --------   ---------
Gross profit (loss)...............           --                  --             --     (2,949)       397       6,040
                                        -------           ---------      ---------   --------   --------   ---------
Operating expenses:
  Research and development........        4,937             142,249         17,102     37,064     47,086      48,454
  Selling, general and
    administrative................        1,646               1,016         15,850     26,414     26,248      30,511
  Noncash compensation charge.....           --                  --             --         --         --     128,284
  Litigation......................           --                  --        141,000         --      5,000          --
                                        -------           ---------      ---------   --------   --------   ---------
         Total operating
           expenses...............        6,583             143,265        173,952     63,478     78,334     207,249
                                        -------           ---------      ---------   --------   --------   ---------
Operating loss....................       (6,583)           (143,265)      (173,952)   (66,427)   (77,937)   (201,209)
                                        -------           ---------      ---------   --------   --------   ---------
Other income (expense), net.......           --                  --             48         (2)     2,241       2,175
Interest expense..................           --                  --             --         --     (6,035)     (6,038)
                                        -------           ---------      ---------   --------   --------   ---------
Net loss..........................      $(6,583)          $(143,265)     $(173,904)  $(66,429)  $(81,731)  $(205,072)
                                        =======           =========      =========   ========   ========   =========
Pro forma net loss per share......           --                  --      $   (2.49)  $  (0.95)  $  (1.08)  $   (2.78)

                                                                      DECEMBER 31,
                                                --------------------------------------------------------
                                                 1995        1996         1997        1998        1999
                                                -------    ---------    --------    --------    --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................  $   599    $      --    $    377    $ 28,983    $128,752
Working capital (deficit).....................   (1,897)    (143,001)    (29,571)     38,564     147,948
Total assets..................................    3,824       17,393      52,689      97,771     267,811
Long term obligations, net of current
  portion.....................................       --           --          --      81,275      25,199
Total partners' deficit/stockholders' equity
  (deficit)...................................  $(2,566)   $(172,029)   $ (3,702)   $(14,769)   $206,228

     The following table sets forth unaudited statement of operations data for our eight most recent quarters ended December 31, 1999. This unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting of normal recurring items except for the noncash compensation charges in the three months ended December 31, 1999) that management considers necessary for a fair presentation of the financial information for the periods presented.

                                                                THREE MONTHS ENDED
                                    --------------------------------------------------------------------------
                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                      1998        1998         1998            1998         1999        1999
                                    ---------   --------   -------------   ------------   ---------   --------
                                                                  (IN THOUSANDS)
Revenues:
 Equipment........................  $  1,682    $  2,372     $ 13,678        $ 21,511     $  7,947    $  8,482
 Software.........................     1,057       1,496          923           1,111          830         931
                                    --------    --------     --------        --------     --------    --------
Total revenues....................     2,739       3,868       14,601          22,622        8,777       9,413
Cost of revenues:
 Equipment........................     2,395       4,107       15,053          21,617        8,331       8,651
 Software.........................       122          54           45              40           74          84
                                    --------    --------     --------        --------     --------    --------
Total cost of revenues............     2,517       4,161       15,098          21,657        8,405       8,735
                                    --------    --------     --------        --------     --------    --------
Gross profit (loss)...............       222        (293)        (497)            965          372         678
Operating expenses:
 Research and development.........    10,033      10,385       12,075          14,593       11,253      11,798
 Selling, general and
   administrative.................     7,021       8,379        4,506           6,342        6,791       7,593
 Noncash compensation expense.....        --          --           --              --           --          --
                                    --------    --------     --------        --------     --------    --------
 Litigation.......................     5,000          --           --              --           --          --
                                    --------    --------     --------        --------     --------    --------
Total operating expenses..........    22,054      18,764       16,581          20,935       18,044      19,391
                                    --------    --------     --------        --------     --------    --------
Operating loss....................   (21,832)    (19,057)     (17,078)        (19,970)     (17,672)    (18,713)
Other income, net.................       867         710          526             138          108         464
Interest expense..................    (1,300)     (1,509)      (1,609)         (1,617)      (1,693)     (1,691)
                                    --------    --------     --------        --------     --------    --------
Net loss..........................  $(22,265)   $(19,856)    $(18,161)       $(21,449)    $(19,257)   $(19,940)
                                    ========    ========     ========        ========     ========    ========

                                         THREE MONTHS ENDED
                                    ----------------------------
                                    SEPTEMBER 30,   DECEMBER 31,
                                        1999            1999
                                    -------------   ------------
                                           (IN THOUSANDS)
Revenues:
 Equipment........................    $ 13,419       $  24,453
 Software.........................         821             714
                                      --------       ---------
Total revenues....................      14,240          25,167
Cost of revenues:
 Equipment........................      12,759          21,524
 Software.........................          70              64
                                      --------       ---------
Total cost of revenues............      12,829          21,588
                                      --------       ---------
Gross profit (loss)...............       1,411           3,579
Operating expenses:
 Research and development.........      12,810          12,593
 Selling, general and
   administrative.................       7,836           8,291
 Noncash compensation expense.....          --         128,284
                                      --------       ---------
 Litigation.......................          --              --
                                      --------       ---------
Total operating expenses..........      20,646         149,168
                                      --------       ---------
Operating loss....................     (19,235)       (145,589)
Other income, net.................         281           1,322
Interest expense..................      (1,797)           (857)
                                      --------       ---------
Net loss..........................    $(20,751)      $(145,124)
                                      ========       =========

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis along with selected financial data, financial statements and the related notes included elsewhere in this report.

     Some of the statements in the following discussion and elsewhere in this Form 10-K constitute forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those listed under "Risk Factors" and elsewhere in this Form 10-K.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

OVERVIEW

     We design and market broadband communications equipment that enables telephone companies and other communications service providers to cost-effectively deliver a full suite of voice, data and video services over the existing copper wire telephone infrastructure. We commenced operations in July 1994 and recorded our first sale in September 1997. To date, we have sold our products primarily to regional Bell operating companies through our direct sales force. From January 1998 until November 1999, we operated through Next Level Communications L.P., which was formed as the result of the transfer of all of the net assets, management and workforce of a wholly owned subsidiary of General Instrument. In November 1999, the business and assets of that partnership were merged into Next Level Communications, Inc. as part of our recapitalization. In November 1999, we completed our initial public offering of common stock, raising net proceeds of approximately $177.0 million. In January 2000, General Instrument was acquired by Motorola, Inc., making us an indirect subsidiary of Motorola.

     From our inception through September 1997, our operating activities related primarily to establishing a research and development organization, testing prototype designs, designing circuits, commencing the staffing of marketing, sales and field service and technical support organizations and establishing manufacturing relationships. Since then, we have expanded our sales and marketing and customer support activities. These activities include commencing trials with our customers, expanding our customer base, developing customer relationships, marketing our brand, hiring field service and customer support personnel, developing new products and technologies and enhancing existing products.

     We generate our revenue primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. U S WEST accounted for 67% of total revenues for the year ended December 31, 1999 and 68% of total revenues for the year ended December 31, 1998. Bell Atlantic accounted for 9% of total revenues for the year ended December 31, 1999 and 20% of total revenues for the year ended December 31, 1998. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

     The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products. Customers view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant evaluation, testing and trial of our products before deploying them. This evaluation process frequently results in a lengthy sales cycle, typically ranging from six months to more than a year. While our customers are evaluating our products and before they place an order, if at all, we may incur substantial sales and marketing expenses and expend significant management efforts.

     Revenues. Our revenues consist primarily of sales of equipment and sales of data communications software. We recognize equipment revenue upon shipment of our products. Software revenue consists of sales to original equipment manufacturers that supply communications software and hardware to distributors. Software license revenue is recognized when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new software license agreements that relate to our obligation to provide customer support are deferred and recognized ratably over the maintenance period.

     Cost of revenues. Cost of equipment revenue includes direct material and labor, depreciation and amortization expense on property and equipment, warranty expenses, license fees and manufacturing and service overhead. Cost of software revenue primarily includes the cost of the media the software is shipped on (usually CDs) and documentation costs.

     Research and development. Research and development expense consists principally of salaries and related personnel expenses, consultant fees, prototype component expenses and development contracts related to the design, development, testing and enhancement of our products. All research and development costs are expensed as incurred.

     Selling, general and administrative. Selling, general and administrative expense consists primarily of salaries and related expenses for personnel engaged in direct marketing and field service support functions, executive, accounting and administrative personnel, recruiting expenses, professional fees and other general corporate expenses.

     Litigation. The litigation expense incurred in 1996 was attributable to a judgment in connection with litigation involving DSC Communications and was paid in 1997. The litigation expense incurred in 1998 was attributable to the cost of the settlement of the litigation with BroadBand Technologies. For a more detailed description of these litigation matters, see "Legal Proceedings."

     Acquisition. In September 1997, General Instrument acquired all of the outstanding capital stock of Telenetworks for $7.0 million in cash, and subsequently contributed the business to the Next Level partnership. Approximately $6.9 million of the purchase price was allocated to goodwill. As a result, we amortized approximately $1.0 million of goodwill during 1998 and will continue to amortize the goodwill at a rate of approximately $1.0 million per year for each of the next six years. In conjunction with the granting of restricted common stock of General Instrument to Telenetworks employees, which restrictions lapsed over a nine month period that ended May 31, 1998, we recorded compensation expense of $3.9 million in 1998 and $3.1 million in 1997.

RESULTS OF OPERATIONS

  Comparison of 1999 to 1998

     Revenues. Revenues in 1999 increased to $57.6 from $43.8 million in 1998. The increase was primarily due to an increase in equipment sales. Total revenues for 1999 included $54.3 million of equipment sales, compared to $39.2 million for 1998. U S WEST accounted for $38.5 equipment revenue in 1999 as compared to $29.9 in 1998. Bell Atlantic accounted for $5.4 million of equipment revenue in 1999 as compared to $8.6 million in 1998. Sales to Bell Atlantic decreased in 1999 due to the Bell Atlantic merger with NYNEX and their shift in focus from network rehabilitation to the entry into the long distance market. As a result, we expect sales to NYNEX to remain relatively comparable to 1999 sales in the near term. We expect to continue to derive substantially all of our revenues from sales of equipment to the regional Bell operating companies and local and independent telephone companies for the foreseeable future. The growth in equipment revenue in future periods will depend upon whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

     Software revenue in 1999 decreased to $3.3 million in 1999 as compared to $4.6 million in 1998. The decrease, however, was primarily due to a shift in demand from 1999 to 1998. We expect demand for our software to remain relatively flat in the near term because the market for these products is mature.

     Cost of Revenues. Total cost of revenues increased to $51.6 million in 1999 from $43.4 million in 1998. As a percentage of sales, cost of revenues decreased to 90% in 1999 from 99% in 1998. The increase in the cost of revenues was attributable to an increase in equipment volume and consisted primarily of materials and costs associated with increasing production at our contract manufacturers. The decrease in costs as a percentage of sales was primarily the result of higher unit volumes, leading to greater efficiencies, including lower fixed costs per unit. We currently expect gross margin improvements as we increase sales of our higher margin products, increase volume and continue implementing cost reductions. Our software gross margins in each period were comparable. In the future, cost of sales as a percent of sales may fluctuate due to a wide variety of factors, including: the customer mix, the product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume.

     Research and development. Research and development expenses increased to $48.5 million in 1999 from $47.1 million in 1998. The increase was primarily due to an increase in research and development personnel. We believe that continued investment in research and development is critical to attaining our strategic product development and cost reduction objectives and, as a result, expect these expenses to increase in absolute dollars. All of our research and development costs are expensed as incurred.

     Selling, general and administrative. Selling, general and administrative expenses were $30.5 million in 1999 compared to $26.2 million in 1998. Approximately $3.9 million of compensation expense relating to the Telenetworks acquisition is included in the amount for 1998. There was no Telenetworks compensation expense during 1999. The increase in selling, general and administrative expenses is due to the increase in scale of our operations including additional personnel in the sales and marketing organizations, promotional expenses and other administrative expenses. We expect selling, general and administrative expenses to increase as we continue to add personnel and incur additional costs as we increase the scale of our operations.

     Noncash compensation expense. Substantially all of our employees have been granted contingently exercisable stock options that became options to purchase our common stock upon our recapitalization. As a result, noncash compensation expense was recognized in November 1999 upon the completion of our initial public offering, based on the difference between the exercise price of the options and the initial public offering price of our common stock of $20.00 per share. The noncash compensation expense related to these option grants was $96.9 million. In addition, at December 31, 1999, we recognized noncash compensation expense of $31.4 million related to tandem stock options granted in January 1997 to some of our employees. The tandem stock option grant permits these employees to exercise options for shares of either our or General Instrument's common stock.

     Litigation. Litigation expenses of $5.0 million for 1998 related to the settlement cost of litigation with BroadBand Technologies. For a detailed discussion of this litigation matter, see "Legal Proceedings."

     Other income (expense), net. Other income (expense) consists primarily of interest income. Interest income was $2.2 million, in 1999 and 1998.

     Interest expense. Interest expense was $6.0 million in 1999 and 1998. The interest expense in these periods was primarily attributable to interest on a $75.0 million note and accrued interest thereon payable to General Instrument that General Instrument contributed to us in exchange for shares of our common stock immediately prior to our initial public offering. We expect interest expense to decrease significantly in the near term.

  Comparison of 1998 to 1997:

     Revenues. Total revenues increased to $43.8 million in 1998 from $8.3 million in 1997. The increase is primarily due to the fact that we recorded our first sale in September 1997 and, therefore, the operating results for 1997 reflect only four months of revenues. Sales in 1998 were comprised of $39.2 million of equipment sales and $4.6 million in software revenue, compared with $6 million and $2.3 million for equipment and software sales respectively for 1997. U S WEST and Bell Atlantic (formerly NYNEX) accounted for substantially all of our sales for the two years.

     Cost of Revenues. Total cost of revenues increased to $43.4 million in 1998 from $11.3 million in 1997. The increase in cost of revenues in 1998 was primarily the result of materials cost and costs associated with increasing production at our contract manufacturers as a result of increased equipment sales volume.

     Research and development. Research and development expenses increased to $47.1 million in 1998 from $37.1 million in 1997. The increase in 1998 was primarily the result of increased personnel, increased component purchases and spending on third party testing, development of the Residential Gateway product, and the completion of our products for voice applications.

     Selling, general and administrative. Selling, general and administrative expenses were $26.2 million in 1998, compared to $26.4 million in 1997. The decrease in 1998 reflects the reduction in legal expenses associated with the DSC Communications litigation that was partially offset by costs associated with the increased selling efforts resulting from the commencement of the commercial sales of our products in September 1997, as well as expansion into new markets. These costs include recruiting, travel, tradeshows, print advertising, public relations and other promotional expenses.

     Litigation. Litigation expense of $5.0 million in 1998 related to the settlement cost of litigation with BroadBand Technologies.

     Other income, net. Other income of $2.2 million in 1998 was due to interest income on cash and cash equivalents. Other income, net was not significant in 1997.

     Interest expense. Interest expense was $6.0 million in 1998 due almost entirely to interest on the $75.0 million note and accrued interest thereon payable to General Instrument. There was no interest expense in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through cash contributions and borrowings from General Instrument and our initial public offering of common stock in November 1999. We will not receive additional funding from General Instrument, which was acquired by Motorola, Inc. in January 2000.

     Net cash used in operating activities was $56.5 million in 1999, $66.6 million in 1998, and $208.5 million in 1997. In each case, the use of cash in operating activities was primarily due to our net losses, partially offset by $128.3 million in noncash compensation charges in 1999. Net cash used in operating activities of $66.6 million in 1998 was primarily due to a net loss of $81.7 million. Net cash used in operating activities of $208.5 million in 1997 was due to a net loss of $66.4 million, payments of litigation expenses of $141.0 million and an increase in inventories.

     Net cash used in investing activities of $78.7 million in 1999, $9.3 million in 1998, and $9.8 million in 1997 was primarily attributable to capital expenditures to support our engineering and testing activities. Net cash used in 1999 also included purchases of $45.2 million of marketable securities with the proceeds from our initial public offering. As we increase the scope of our operations, we expect that our capital expenditures will increase.

     Net cash provided by financing activities was $235.0 million in 1999, $104.6 million in 1998 and $218.7 million in 1997. Net cash provided by financing in 1999 included $177.0 million net proceeds from our initial public offering, $34.0 million contributed by General Instrument and borrowings of $24.9 million which were repaid in February 2000. Net cash provided by financing activities of $104.6 million in 1998 consisted of a $75.0 million loan from General Instrument, a $19.6 million capital contribution from General Instrument and a $10.0 million capital contribution from the general partner. Net cash provided by financing activities of $218.7 million in 1997 consisted of contributions from General Instrument.

     At December 31, 1999, we had $128.8 million of cash and cash equivalents, and $147.9 million of working capital. We anticipate that we will increase our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We may establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements.

     We have commitments with suppliers to purchase a total of approximately $35.4 million of components through 2002.

     In January 1998, we borrowed $75.0 million from General Instrument pursuant to an 8% note due in 2005. General Instrument contributed this note, including accrued interest thereon, to us in exchange for 4,377,633 shares of common stock immediately prior to our initial public offering. In December, 1999, we entered into a revolving bank line of credit under which we had the ability to borrow up to the lesser of $50 million or the value of pledged collateral. At December 31, 1999, the balance outstanding was $24.9 million; the line was secured by $30.2 million of marketable securities. In February, 2000, we paid all outstanding principal and interest and terminated the line of credit.

     We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. As we increase the scope of our operations, we expect that our capital expenditures will increase. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, it may still be necessary to obtain additional equity or debt financing either during or after the next 12 months if we are not able to generate sufficient cash from operating activities to meet our capital expenditure and working capital needs. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

  Recently Issued Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for our fiscal year ending December 31, 2001. We are currently evaluating what impact, if any, SFAS No. 133 may have on our financial statements.

RISK FACTORS

     You should carefully consider the risk factors set forth below.

WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER ACHIEVE PROFITABILITY

     We incurred net losses of $205.1 million in 1999, $81.7 million in 1998, and $66.4 million in 1997. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

     We expect to continue to incur significant product development, sales and marketing, and administrative expenses. In addition, we depend in part on cost reductions to improve gross profit margins because the fixed-price nature of most of our long-term customer agreements prevents us from increasing prices. As a result, we will need to generate significant revenues and improve gross profit margins to achieve and maintain profitability. We may not be successful in reducing our costs or in selling our products in sufficient volumes to realize cost benefits from our manufacturers. We cannot be certain that we can achieve sufficient revenues or gross profit margin improvements to achieve profitability.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS

     We recorded our first sale in September 1997. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. You should consider our prospects in light of the heightened risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development. These risks, expenses and difficulties, which are described further below, apply particularly to us because the market for equipment for delivering voice, data and video services is new and rapidly evolving. Due to our limited operating history, it will be difficult for you to evaluate whether we will successfully address these risks.

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

     - delays or cancellations of any orders by U S WEST, which accounted for approximately 67% of our revenues in 1999, or by any other customer accounting for a significant portion of our revenues;

     - variations in the timing, mix and size of orders and shipments of our products throughout the quarter or year;

     - new product introductions by us or by our competitors;

     - the timing of upgrades of telephone companies' infrastructure;

     - variations in capital spending budgets of telephone companies; and

     - increased expenses, whether related to sales and marketing, product development or administration.

     The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activity. Because most of our operating expenses are fixed in the short term, we may not be able to quickly reduce spending if our revenues are lower than we had projected and our results of operations could be harmed.

BECAUSE OUR SALES CYCLE IS LENGTHY AND VARIABLE, THE TIMING OF OUR REVENUE IS DIFFICULT TO PREDICT, AND WE MAY INCUR SALES AND MARKETING EXPENSES WITH NO GUARANTEE OF A FUTURE SALE

     Customers view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant evaluation, testing and trial of our products before deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from six months to more than a year. Before a customer places an order, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unexpected administrative, processing and other delays on the part of our customers. This is particularly true for customers for whom our products represent a very small percentage of their overall purchasing activities. As a result, sales forecasted from a specific customer for a particular quarter may not be realized in that quarter and this could result in lower than expected revenues.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FINANCING TO FUND OUR BUSINESS AND, AS A RESULT, WE MAY NOT BE ABLE TO GROW AND COMPETE EFFECTIVELY

     We may need to raise additional funds if our estimates of revenues or capital requirements change or prove inaccurate. If we cannot raise these funds, we may not be able to grow our business. We may need additional capital if we need to respond to unforeseen technological or marketing hurdles or if we desire to take advantage of unanticipated opportunities. In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities that could require potentially significant amounts of capital. Funds may not be available at the time or times needed on terms acceptable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures effectively.

OUR CUSTOMER BASE OF TELEPHONE COMPANIES IS EXTREMELY CONCENTRATED AND THE LOSS OF OR REDUCTION IN BUSINESS FROM EVEN ONE OF OUR CUSTOMERS COULD CAUSE OUR SALES TO FALL SIGNIFICANTLY

     A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly affected. U S WEST accounted for 67% of total revenues in 1999 and 68% of total revenues in 1998. Bell Atlantic accounted for 9% of total revenues in 1999 and 20% of total revenues in 1998. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Accordingly, we may lose revenue from our significant customers at any time.

A SIGNIFICANT MARKET FOR OUR PRODUCTS MAY NOT DEVELOP IF TELEPHONE COMPANIES DO NOT SUCCESSFULLY DEPLOY BROADBAND SERVICES SUCH AS HIGH-SPEED DATA AND VIDEO

     Telephone companies have just recently begun offering high-speed data services, and most telephone companies have not offered video services at all. Unless telephone companies make the strategic decision to enter the market for providing broadband services, a significant market for our products may not develop. Sales of our products depend on the increased use and widespread adoption of broadband services and the ability of our customers to market and sell broadband services, including video services, to their customers.

Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment.

     Even if telephone companies decide to deploy broadband services, this deployment may not be successful. Our customers have delayed deployments in the past and may delay deployments in the future. Factors that could cause telephone companies not to deploy, to delay deployment of, or to fail to deploy successfully the services for which our products are designed include the following:

     - industry consolidation;

     - regulatory uncertainties and delays affecting telephone companies;

     - varying quality of telephone companies' network infrastructure and cost of infrastructure upgrades and maintenance;

     - inexperience of telephone companies in obtaining access to video programming content from third party providers;

     - inexperience of telephone companies in providing broadband services and the lack of sufficient technical expertise and personnel to install products and implement services effectively;

     - uncertain subscriber demand for broadband services; and

     - inability of telephone companies to predict return on their investment in broadband capable infrastructure and equipment.

     Unless our products are successfully deployed and marketed by telephone companies, we will not be able to achieve our business objectives and increase our revenues.

CONSOLIDATION AMONG TELEPHONE COMPANIES MAY REDUCE OUR SALES

     Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. For example, U S WEST, which has announced a pending merger with Qwest, and Bell Atlantic, which has announced a pending merger with GTE, are our two largest customers. Any of these factors relating to consolidation could impair our ability to generate revenues.

GOVERNMENT REGULATION OF OUR CUSTOMERS AND RELATED UNCERTAINTY COULD CAUSE OUR CUSTOMERS TO DELAY THE PURCHASE OF OUR PRODUCTS

     The FCC is in the process of developing new rules that could force telephone companies, such as the regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks, including facilities and equipment used to provide high-speed data and video services. These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment. The FCC recently announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services, but the full text of the FCC's decision was just recently released and the details of the FCC's implementation are not yet known. Thus, some uncertainty still remains as to what the exact rule will be and how it will apply in any given circumstance. Accordingly, the uncertainties caused by these regulatory proceedings may cause these telephone companies to delay purchasing decisions at least until the proceedings and any related judicial appeals are completed. The outcomes of these regulatory proceedings, as well as other FCC regulation, may cause these telephone companies not to deploy services for which our products are designed or to further delay deployment. Additionally, telephone companies' deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state or federal authorities to implement infrastructure for products such as ours. Any delay in deployment of products by our customers could harm our sales. For a more detailed description of these and other regulatory matters that may affect our business, see "Business -- Regulation of Customers."

OUR CUSTOMERS AND POTENTIAL CUSTOMERS WILL NOT PURCHASE OUR PRODUCTS IF THEY DO NOT HAVE THE INFRASTRUCTURE NECESSARY TO USE OUR PRODUCTS

     The copper wire infrastructures over which telephone companies may deliver voice, data and video services using our products vary in quality and reliability. As a result, some of these telephone companies may not be able to deliver a full set of voice, data and video services to their customers, despite their intention to do so, and this could harm our sales. Even after installation of our products, we remain highly dependent on telephone companies to continue to maintain their infrastructure so that our products will operate at a consistently high performance level. Infrastructure upgrades and maintenance may be costly, and telephone companies may not have the necessary financial resources. This may be particularly true for our smaller customers and potential customers such as independent telephone companies and domestic local telephone companies. If our current and potential customers' infrastructure is inadequate, we may not be able to generate anticipated revenues from them.

IF COMPETING TECHNOLOGIES THAT OFFER ALTERNATIVE SOLUTIONS TO OUR PRODUCTS ACHIEVE WIDESPREAD ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY NOT DEVELOP

     Technologies that compete with our system include other telecommunications-related wireline technologies, cable-based technologies, fixed wireless technologies and satellite technologies. If these alternative technologies are chosen by our existing and potential customers, our business, financial condition and results of operations could be harmed. In particular, cable operators are currently deploying products that will be capable of delivering voice, high-speed data and video services over cable, including products from Motorola, our principal stockholder. Our technology may not be able to compete effectively against these technologies on price, performance or reliability.

     Our customers or potential customers that also offer cable-based services may choose to purchase cable-based technologies. Cable service providers that offer not only data and video but also telephony over cable systems will give subscribers the alternative of purchasing all communications services from a single communications service provider, allowing the potential for more favorable pricing and a single point of contact for bill payment and customer service. If these services are implemented successfully over cable connections, they will compete directly with the services offered by telephone companies using our products. In addition, several telephone companies have commenced the marketing of video services over direct broadcast satellite while continuing to provide voice and data services over their existing copper wire infrastructure. If any of these services are accepted by consumers, the demand for our products may not develop and our ability to generate revenue will be harmed.

WE FACE INTENSE COMPETITION IN PROVIDING EQUIPMENT FOR TELECOMMUNICATIONS NETWORKS FROM LARGER AND MORE WELL-ESTABLISHED COMPANIES, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH THESE COMPANIES

     Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we are able to, which could result in the loss of current and potential customers.

     Our significant current and potential competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC (acquired by GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, General Instrument (which has recently been acquired by Motorola), as well as emerging companies that are developing new technologies. Some of these competitors have existing relationships with our current and prospective customers. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial (which markets products under the Panasonic brand name), Microsoft, Network Computer, Philips, Sony,

STMicroelectronics and Toshiba America, will likely introduce products that compete with our N(3) Residential Gateway product in the future. Our customer base may be attracted by the name and resources of these large, well-known companies and may prefer to purchase products from them instead of us.

CONSOLIDATION OF OUR COMPETITORS MAY CAUSE US TO LOSE CUSTOMERS AND NEGATIVELY AFFECT OUR SALES

     Consolidation in the telecommunications equipment industry may strengthen our competitors' position in our market, cause us to lose customers and hurt our sales. For example, Alcatel acquired DSC Communications, Lucent recently acquired Ascend Communications and GEC Marconi acquired RELTEC. Acquisitions such as these may strengthen our competitors' financial, technical and marketing resources and provide access to regional Bell operating companies and other potential customers. Consolidation may also allow some of our competitors to penetrate new markets that we have targeted, such as domestic local, independent and international telephone companies. This consolidation may affect our ability to increase revenues.

IF WE DO NOT RESPOND QUICKLY TO CHANGING CUSTOMER NEEDS AND FREQUENT NEW PRODUCT INTRODUCTIONS BY OUR COMPETITORS, OUR PRODUCTS MAY BECOME OBSOLETE

     Our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing products and develop and introduce new products that keep pace with:

     - the increasing use of the Internet;

     - the growth in remote access by telecommuters;

     - the increasingly diverse distribution sources for high quality digital video; and

     - other industry and technological trends.

We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. If we fail to timely and cost-effectively develop new products that respond to new technologies and customer needs, the demand for our products may fall and we could lose revenues.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THE LOSS OF THEIR SERVICES COULD DISRUPT OUR OPERATIONS AND OUR CUSTOMER RELATIONSHIPS

     None of our executive officers or key employees is bound by an employment agreement. Many of these employees have a significant amount of options to purchase our common stock. Many of these options are currently vested and some of our key employees may leave us once they have exercised their options. In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with our regional Bell operating company customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships.

COMPETITION FOR QUALIFIED PERSONNEL IN THE TELECOMMUNICATIONS EQUIPMENT INDUSTRY IS INTENSE, AND IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS MAY BE HARMED

     Competition for qualified personnel in the telecommunications equipment industry, specifically in the Rohnert Park, California area, is intense, and we may not be successful in attracting and retaining such personnel. Failure to attract qualified personnel could harm the growth of our business.

     We are actively searching for research and development engineers and sales and marketing personnel who are in short supply. Competitors and others have in the past and may in the future attempt to recruit our employees. In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such notices in the future as we seek to hire qualified personnel and such notices may result in material litigation and related disruption to our operations.

OUR OPERATIONS AND CUSTOMER RELATIONSHIPS MAY BECOME STRAINED DUE TO RAPID EXPANSION

     We have expanded our operations rapidly since inception. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities both inside and outside the United States. This rapid growth places a significant demand on management and operational resources. Our management, personnel, systems, procedures, controls and customer service may be inadequate to support our future operations. To manage expansion effectively, we must implement and improve our operational systems, procedures, controls and customer service on a timely basis. We expect significant strain on our order and fulfillment process and our quality control systems if significant expansion of business activity occurs. If we are unable to properly manage this growth, our operating results, reputation and customer relationships could be harmed. As a result, our stock price could fall.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY AFFECT OUR ABILITY TO COMPETE, AND WE COULD LOSE CUSTOMERS

     We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our intellectual property. There is no guarantee that these safeguards will protect our intellectual property and other valuable confidential information. If our methods of protecting our intellectual property in the United States or abroad are not adequate, our competitors may copy our technology or independently develop similar technologies and we could lose customers. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products, which could harm our business.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS, LICENSE ADDITIONAL TECHNOLOGY OR PAY MONETARY DAMAGES

     From time to time, third parties, including our competitors and customers, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps, and our products may currently infringe on one or more United States or international patents. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required:

     - to pay substantial damages, including paying treble damages if we are held to have willfully infringed;

     - to halt the manufacture, use and sale of infringing products;

     - to expend significant resources to develop non-infringing technology; and/or

     - to obtain licenses to the infringing technology.

     Licenses may not be available from any third party that asserts intellectual property claims against us, on commercially reasonable terms, or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. In addition, we indemnify our customers for patent infringement claims, and we may be required to obtain licenses on their behalf, which could subject us to significant additional costs.

WE DEPEND ON THIRD-PARTY MANUFACTURERS AND ANY DISRUPTION IN THEIR MANUFACTURE OF OUR PRODUCTS WOULD HARM OUR OPERATING RESULTS

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: SCI Systems and CMC Industries. The efficient operation of our business will depend, in large part, on our ability to have these and other companies manufacture our products timely, cost-effectively and in sufficient volumes while maintaining consistent quality. As our business grows, these manufacturers may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

WE HAVE NO LONG-TERM CONTRACTS WITH OUR MANUFACTURERS, AND WE MAY NOT BE ABLE TO DELIVER OUR PRODUCTS ON TIME IF ANY OF THESE MANUFACTURERS STOP MAKING OUR PRODUCTS

     We have no long-term contracts or arrangements with any of our contract manufacturers that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of three months. For example, Flextronics International, previously designated to be the sole manufacturer of our ETHERset product, discontinued its relationship with us due to lack of order volume. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis. If we cannot find alternative sources for the manufacture of our products, we will not be able to meet existing demand. As a result, we may lose existing customers, and our ability to gain new customers may be significantly constrained.

OUR INABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE OF OUR DEPENDENCE ON COMPONENTS FROM KEY SOLE SUPPLIERS COULD RESULT IN DELAYS IN THE DELIVERY OF OUR PRODUCTS AND COULD HARM OUR REVENUES

     Some parts, components and equipment used in our products are obtained from sole sources of supply. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. Additional sole-sourced components may be incorporated into our equipment in the future. We do not have any long term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results.

THE OCCURRENCE OF ANY DEFECTS, ERRORS, OR FAILURES IN OUR PRODUCTS COULD RESULT IN DELAYS IN INSTALLATION, PRODUCT RETURNS AND OTHER LOSSES TO US OR TO OUR CUSTOMERS OR END-USERS

     Our products are complex and may contain undetected defects, errors or failures. These problems have occurred in our products in the past and additional errors may occur in our products in the future and could result in the loss of or delay in market acceptance of our products. In addition, we have limited experience with commercial deployment and we expect additional defects, errors and failures as our business expands from trials to commercial deployment at certain customers. We will have limited experience with the problems that could arise with any new products that we introduce. Further, our customer agreements generally include a longer warranty for defects than our manufacturing agreements. These defects could result in a loss of sales and additional costs as well as damage to our reputation and the loss of our customers.

WE DO NOT HAVE SIGNIFICANT EXPERIENCE IN INTERNATIONAL MARKETS AND MAY HAVE UNEXPECTED COSTS AND DIFFICULTIES IN DEVELOPING INTERNATIONAL REVENUES

     We plan to extend the marketing and sales of our products internationally. International operations are generally subject to inherent risks and challenges that could harm our operating results, including:

     - unexpected changes in telecommunications regulatory requirements;

     - limited number of telephone companies operating internationally;

     - expenses associated with developing and customizing our products for foreign countries;

     - tariffs, quotas and other import restrictions on telecommunications equipment;

     - longer sales cycles for our products; and

     - compliance with international standards that differ from domestic standards.

     To the extent that we generate international sales in the future, any negative effects on our international business could harm our business, operating results and financial condition as a whole. In particular, fluctuating exchange rates may contribute to fluctuations in our results of operations.

MOTOROLA MAY EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS, AND OUR STOCKHOLDER VOTES AND, FOR ITS OWN REASONS, COULD PREVENT TRANSACTIONS WHICH OUR OTHER STOCKHOLDERS MAY VIEW AS FAVORABLE

     Motorola, through its ownership of General Instrument, beneficially owns approximately 80% of the outstanding shares of our common stock. Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

     We do not know whether Motorola's plans for our business and affairs will be different than our existing plans and whether any changes that may be implemented under Motorola's control will be beneficial or detrimental to our other stockholders.

OUR PRINCIPAL STOCKHOLDER MAY HAVE INTERESTS THAT CONFLICT WITH THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS AND US AND MAY CAUSE US TO FORGO OPPORTUNITIES OR TAKE ACTIONS THAT DISPROPORTIONATELY BENEFIT OUR PRINCIPAL STOCKHOLDER

     It is possible that General Instrument or Motorola could be in a position involving a conflict of interest with us. In addition, individuals who are officers or directors of both our principal stockholder and us may have fiduciary duties to both companies. For example, a conflict may arise if our principal stockholder were to engage in activities or pursue corporate opportunities that may overlap with our business. These conflicts could harm our business and, as a result, could cause our stock price to fall. Our certificate of incorporation contains provisions intended to protect our principal stockholder and these individuals in these situations. These provisions would limit your legal remedies.

APPROXIMATELY 70 MILLION, OR 88% OF OUR TOTAL OUTSTANDING SHARES, ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY

     As of March 14, we had 79,766,716 shares of common stock outstanding. Motorola, through General Instrument, owns 64,103,724 shares of our common stock and Spencer Trask owns 5,863,329 shares of our common stock and its affiliates hold warrants to purchase an additional 8,480,102 shares of our common stock. If Motorola, Spencer Trask or any of our other stockholders sell substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Under federal securities laws, the shares beneficially owned by Motorola and Spencer Trask, unless registered under the Securities Act, generally may be resold in the public market only following a one-year holding period that will begin to run upon the completion of our recapitalization and subject to volume and manner of sale limitations. Motorola and Spencer Trask and its affiliates will be entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act. In addition, each of Motorola and Spencer Trask and its affiliates has entered into a lockup agreement with the underwriters pursuant to which they have agreed generally not to transfer or dispose of shares of common stock or securities convertible into common stock for a period of 180 days after the date of the prospectus related to our initial public offering. However, these lockups may be waived by Credit Suisse First Boston Corporation.

     In addition, as of March 14, 2000, there were outstanding options to purchase 8,334,763 shares of our common stock. The holders of options to purchase 3,074,794 shares of our common stock have entered into 365-day lockup agreements with the underwriters, and the holders of the remaining options have entered into 180-day lockup agreements. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times after the expiration of the applicable lockup period. The lockups may be waived by Credit Suisse First Boston Corporation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. We do not engage in any hedging activities and we do not use derivatives or equity investments for cash investment purposes. The marketable securities portfolio is classified as available for sale and recorded at fair value on the balance sheet. Our portfolio consists solely of Corporate Bonds, Commercial Paper and Government Securities, and therefore, our market risk is deemed relatively low. At December 31, 1999, we had utilized $24.9 million of our $50 million line of credit, all of which was paid off in February, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   28
Statements of Operations -- Years ended December 31, 1999,
  1998, 1997................................................   29
Balance Sheets -- December 31, 1999 and 1998................   30
Statements of Stockholders' Equity/Partners'
  Deficit -- Years ended December 31, 1999, 1998, 1997......   31
Statements of Cash Flows -- Years ended December 31, 1999,
  1998, 1997................................................   32
Notes to Financial Statements...............................   33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Next Level Communications, Inc.:

     We have audited the accompanying balance sheets of Next Level Communications, Inc. (formerly Next Level Communications L.P.) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity/partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Next Level Communications, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
February 11, 2000

                        NEXT LEVEL COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1999, 1998, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
REVENUES:
  Equipment.........................................  $    54,301    $    39,243    $     6,045
  Software..........................................        3,296          4,587          2,266
                                                      -----------    -----------    -----------
          Total revenues............................       57,597         43,830          8,311
                                                      -----------    -----------    -----------
COST OF REVENUES:
  Equipment.........................................       51,265         43,172         10,954
  Software..........................................          292            261            306
                                                      -----------    -----------    -----------
          Total cost of revenues....................       51,557         43,433         11,260
                                                      -----------    -----------    -----------
Gross Profit (Loss).................................        6,040            397         (2,949)
                                                      -----------    -----------    -----------
OPERATING EXPENSES:
  Research and development..........................       48,454         47,086         37,064
  Selling, general and administrative...............       30,511         26,248         26,414
  Litigation........................................           --          5,000             --
  Noncash compensation charge.......................      128,284             --             --
                                                      -----------    -----------    -----------
          Total operating expenses..................      207,249         78,334         63,478
                                                      -----------    -----------    -----------
Operating Loss......................................     (201,209)       (77,937)       (66,427)
Other Income (Expense), Net.........................        2,175          2,241             (2)
Interest Expense....................................       (6,038)        (6,035)            --
                                                      -----------    -----------    -----------
Net Loss............................................  $  (205,072)   $   (81,731)   $   (66,429)
                                                      ===========    ===========    ===========
Pro Forma Basic and Diluted Net Loss Per Share......  $     (2.78)   $     (1.08)   $     (0.95)
                                                      ===========    ===========    ===========
Shares Used to Compute Pro Forma Basic and Diluted
  Net Loss Per Share................................   71,597,834     69,967,053     69,967,053
                                                      ===========    ===========    ===========

                       See notes to financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                                1999         1998
                                                              ---------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 128,752    $ 28,983
  Marketable securities.....................................     14,971          --
  Trade receivables, less allowance for doubtful accounts of
     $1,337 and $490, respectively..........................     13,879      11,068
  Other receivables.........................................      1,435       5,023
  Inventories...............................................     22,553      20,670
  Receivable from General Instrument........................        950       3,350
  Prepaid expenses and other current assets.................      1,792         735
                                                              ---------    --------
          Total current assets..............................    184,332      69,829
Restricted marketable securities............................     30,151          --
Property and equipment, net.................................     48,263      21,558
Intangibles less accumulated amortization of $3,141 and
  $1,940, respectively......................................      5,065       6,266
Other assets................................................         --         118
                                                              ---------    --------
          Total Assets......................................  $ 267,811    $ 97,771
                                                              =========    ========
              LIABILITIES AND STOCKHOLDERS' EQUITY/PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable..........................................  $  13,261    $ 16,467
  Other accrued liabilities.................................     11,375      10,697
  Deferred revenue..........................................     11,148       3,705
  Current portion of capital lease obligations..............        600         396
                                                              ---------    --------
          Total current liabilities.........................     36,384      31,265
                                                              ---------    --------
Long-term debt..............................................     24,853          --
                                                              ---------    --------
Long-term capital lease obligations.........................        346         335
                                                              ---------    --------
Note payable to General Instrument..........................         --      80,940
                                                              ---------    --------
Commitments and Contingencies (Note 13)
Stockholders' Equity/Partners' Deficit:
  Partners' deficit.........................................         --     (14,769)
  Common stock -- $.01 par value, 200,000 shares authorized,
     79,752 shares issued and outstanding...................        754          --
  Additional paid-in capital................................    412,930          --
  Accumulated deficit.......................................   (205,072)         --
  Unearned compensation.....................................     (2,384)         --
                                                              ---------    --------
          Total stockholders' equity/partners' deficit......    206,228     (14,769)
                                                              ---------    --------
          Total Liabilities and Stockholders'
            Equity/Partners' Deficit........................  $ 267,811    $ 97,771
                                                              =========    ========

                       See notes to financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

              STATEMENTS OF STOCKHOLDER'S EQUITY/PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                   GENERAL     LIMITED
                                   PARTNER     PARTNER      COMMON STOCK      ADDITIONAL
                                   CAPITAL     CAPITAL    -----------------    PAID-IN       DEFERRED     ACCUMULATED
                                  (DEFICIT)   (DEFICIT)   SHARES    AMOUNT     CAPITAL     COMPENSATION     DEFICIT       TOTAL
                                  ---------   ---------   ------   --------   ----------   ------------   -----------   ---------
BALANCE, JANUARY 1, 1997........   $    --    $     --        --   $141,845    $   (661)     $    --       $(317,149)   $(175,965)
  Contribution of capital.......        --          --        --    238,031          --           --              --      238,031
  Amortization of unearned
    compensation................        --          --        --         --         661           --              --          661
  Net loss......................        --          --        --         --          --           --         (66,429)     (66,429)
                                   -------    --------    ------   --------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 1997......        --          --        --    379,876          --           --        (383,578)      (3,702)
  Conversion of predecessor
    corporation into
    partnership.................        --      (3,702)       --   (379,876)         --           --         383,578           --
  Partner capital
    contributions...............    10,000      60,664        --         --          --           --              --       70,664
  Net loss......................    (8,990)    (72,741)       --         --          --           --              --      (81,731)
                                   -------    --------    ------   --------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 1998......     1,010     (15,779)       --         --          --           --              --      (14,769)
  Partner capital
    contributions...............        --      34,000        --         --          --           --              --       34,000
  Recapitalization:
    Conversion of note payable
      into common stock.........        --          --     4,338         43      86,710           --              --       86,753
    Conversion of general
      partner interest into
      common stock..............    (1,010)         --     5,863         59         951           --              --           --
    Conversion of limited
      partner interest into
      common stock..............        --     (18,221)   55,366        554      17,667           --              --           --
    Dividend to General
      Instrument................        --          --     4,400         --          --           --              --           --
  Initial public offering
    proceeds....................        --          --     9,775         98     176,918           --              --      177,016
  Issuance of common stock under
    stock option plan...........        --          --        10         --          16           --              --           16
  Stock-based compensation......        --          --        --         --     130,668       (2,384)             --      128,284
  Net loss......................        --          --        --         --          --           --        (205,072)    (205,072)
                                   -------    --------    ------   --------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 1999......   $    --    $     --    79,752   $    754    $412,930      $(2,384)      $(205,072)   $ 206,228
                                   =======    ========    ======   ========    ========      =======       =========    =========

                       See notes to financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999         1998        1997
                                                              ---------    --------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(205,072)   $(81,731)   $ (66,429)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Noncash compensation charge.............................    128,284          --           --
    Depreciation and amortization...........................      8,857      10,733        8,324
    Loss on disposal of assets..............................        338       1,162          385
    Changes in assets and liabilities:
      Trade receivables.....................................     (2,811)     (6,323)      (3,486)
      Inventories...........................................     (1,883)     (7,286)     (11,341)
      Other current and noncurrent assets...................      4,993      (4,683)      (2,797)
      Bank overdraft........................................         --        (785)      (1,068)
      Accrued interest payable to General Instrument........      5,813       5,940           --
      Accounts payable......................................     (3,206)      7,926        6,552
      Accrued liabilities and deferred revenue..............      8,120       8,414     (138,667)
                                                              ---------    --------    ---------
         Net cash used in operating activities..............    (56,567)    (66,633)    (208,527)
                                                              ---------    --------    ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (33,585)     (9,612)      (9,882)
  Proceeds from notes receivable............................         56         264          110
  Purchase of marketable securities.........................    (45,121)         --           --
                                                              ---------    --------    ---------
         Net cash used in investing activities..............    (78,650)     (9,348)      (9,772)
                                                              ---------    --------    ---------
FINANCING ACTIVITIES:
  Initial public offering proceeds, net.....................    177,016          --           --
  Issuance of common stock..................................         16          --           --
  Proceeds from borrowings..................................     24,853      75,000           --
  Repayment of capital lease obligations....................       (899)         --           --
  Limited Partner capital contribution......................     34,000      19,587      141,000
  General Partner capital contribution......................         --      10,000           --
  Net increase in payable to General Instrument.............         --          --       77,676
                                                              ---------    --------    ---------
         Net cash provided by financing activities..........    234,986     104,587      218,676
                                                              ---------    --------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents........     99,769      28,606          377
Cash and Cash Equivalents, Beginning of Period..............     28,983         377           --
                                                              ---------    --------    ---------
Cash and Cash Equivalents, End of Period....................  $ 128,752    $ 28,983    $     377
                                                              =========    ========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net assets acquired from contribution of Telenetworks.....  $      --    $     --    $  14,224
  Equipment acquired under capital leases...................        899         930           --
  Conversion of note payable to General Instrument into
    common stock............................................     86,753      41,077       82,807
  Conversion of stockholders' net deficit into partnership
    deficit.................................................         --      (3,702)          --
  Conversion of general partner interest into common
    stock...................................................      1,010          --           --
  Conversion of limited partner interest into common
    stock...................................................     18,221          --           --
  Common stock dividend (see Note 1)........................         --          --           --

                       See notes to financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 1. ORGANIZATION AND RECAPITALIZATION

     Next Level Communications, Inc. (the "Company") is a leading provider of broadband communications systems that enable telephone companies and other emerging communications service providers to cost effectively deliver voice, data and video services over the existing copper wire telephone infrastructure.

     Next Level Communications ("NLC" or the "Limited Partner") was incorporated as a California corporation on June 22, 1994 and commenced operations in July 1994. In September 1995, NLC was acquired by General Instrument Corporation ("General Instrument").

     In January 1998, NLC transferred its net assets, management and workforce to a newly formed limited partnership, Next Level Communications L.P. (the "Partnership"), in exchange for an 89% limited partnership interest. The Partnership recorded the net assets transferred at their historical cost. At the same time, Spencer Trask (the "General Partner") acquired an 11% general partner interest in the Partnership in exchange for a $10.0 million cash contribution.

     On August 24, 1999 the Partnership formed the Company as a wholly owned subsidiary. On October 14, 1999 management of NLC effected a 1-for-3 reverse stock split . All share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

     On November 9, 1999, the Company issued 9,775,000 shares of common stock at $20.00 per share for net proceeds of $177,016,000 in an initial public offering (the "Offering"). Prior to the completion of the Offering, the following recapitalization transactions (the "Recapitalization") occurred:

     - The note payable and accrued interest to General Instrument of $86.8 million was converted into 4,337,633 shares of the Company's common stock.

     - The Partnership and NLC (a wholly owned subsidiary of General Instrument) were merged into the Company. As part of this merger, the General Partner received 5,863,329 shares of the Company's common stock and General Instrument received 55,366,091 shares of the Company's common stock in exchange for their respective partnership interests.

     - The Company issued a common stock dividend of 4,400,000 shares to General Instrument to reflect the additional value, $88 million, that will be received by the Company upon exercise of the warrants described below. In accordance with the Partnership agreement. NLC was entitled to receive the $88.0 million exercise price. As a result of the Recapitalization, such amount will be received by the Company, should these warrants be exercised. Accordingly, General Instrument received $88.0 million of common stock (4,400,000 shares) because it would have received that amount under the Partnership agreement.

     - The General Partner's option and the Partnership agreement to acquire up to 11% of NLC upon an initial public offering was converted into warrants to acquire 8,480,102 shares of the Company's common stock at $10.38 per share.

     - Options granted to employees of the Partnership to purchase shares of NLC were converted on a one-for-one basis into options to purchase a total of 6,964,904 shares of the Company's common stock.

     The Recapitalization was accounted for at historical cost. The accompanying financial statements represent those of the Company from November 10, 1999, those of the Partnership from January 1, 1998 to November 9, 1999, and those of NLC for 1997. In January 2000, General Instrument was acquired by Motorola, Inc.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 2. SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates -- The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

     Revenue Recognition -- The Company recognizes revenue from equipment sales when the product has been shipped. Sales contracts do not permit the right of return of product by the customer. Amounts received in excess of revenue recognized are recorded as deferred revenue. As of December 31, 1999 and 1998, deferred revenue primarily relates to advance payments received on equipment sales.

     Software license revenues are recognized when software revenue recognition criteria have been met, pursuant to Statement of Position ("SOP") 97-2, Software Revenue Recognition. Under SOP 97-2, license revenue is recognized when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new license agreements which relate to the Company's obligations to provide customer support are deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period.

     Product Warranty -- The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related equipment revenue. Actual warranty costs incurred are charged against the accrual when paid.

     Cash Equivalents -- The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Marketable Securities -- The Company classifies its investments as "available-for-sale" securities based on their intended use. Gains and losses on sales of investments are determined on a specific identification basis. At December 31, 1999, marketable securities consisted of corporate bonds and government agency securities. The difference between carrying value and fair value representing unrealized holding gains and losses are recorded as a component of stockholders' equity as accumulated other comprehensive income
(loss). As of December 31, 1999, there were no significant differences between the fair market value and the underlying cost of these investments.

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Property and Equipment -- Property and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Useful lives range from the shorter of five to ten years or the lease term for leasehold improvements and two to seven years for machinery and equipment.

     Intangible Assets -- Intangible assets consist principally of goodwill, which is being amortized on a straight-line basis over seven years. Management continually reassesses the appropriateness of both the carrying value and remaining life of the intangible assets by assessing recoverability based on forecasted operating cash flows, on an undiscounted basis. Management believes that the carrying value and remaining lives of these assets are appropriate.

     Long-Lived Assets -- Whenever events indicate that the carrying values of long-lived assets or identifiable intangibles may not be recoverable, the Company evaluates the carrying values of such assets using future undiscounted cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company will recognize an impairment loss equal to the difference between the fair value and carrying value of such asset.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Other Income (Expense), Net -- Other income (expense), net consists primarily of interest income.

     Income taxes -- Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     Pro Forma Basic and Diluted Net Loss Per Share -- Pro forma basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Pro forma diluted net loss per common share was the same as pro forma basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's losses.

     Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of long-term debt is based upon current interest rates for debt instruments with comparable maturities and characteristics.

     Comprehensive Income (Loss) -- Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. There were no items of other comprehensive income (loss) and therefore, comprehensive loss was the same as net loss for all periods presented.

     Segment Reporting -- SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers, and requires selected information about operating segments in interim financial statements. The Company operates in only one reportable segment and one geographic area and therefore additional information is not required to be presented. For the year ended December 31, 1999, revenues attributable to the Company's two largest customers were 67% and 9%, respectively, of total revenues. In 1998 these same customers accounted for 68% and 20%, respectively, of total revenues. In 1997 these same customers accounted for 17% and 55%, respectively, of total revenues.

     Certain Significant Risks and Uncertainties -- Two customers comprised substantially all of the Company's revenue from equipment sales in 1999, 1998 and 1997. At December 31, 1999 and 1998, 76% and 84%, respectively, of the Company's trade accounts receivable were derived from these two customers. The loss of either of these customers or any substantial reduction in orders by either of these customers could have a material adverse affect on the Company's operating results. Additionally, the Company relies on certain contract manufacturers to perform substantially all of its manufacturing activities. The inability of its contract manufacturers to fulfill their obligations to the Company could adversely impact future results.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses, and has not incurred any significant losses to date. Allowance for doubtful accounts activity consisted of (in thousands):

                                          BALANCE AT    ADDITIONS                   BALANCE AT
                                          BEGINNING      CHARGED                       END
                                          OF PERIOD     TO EXPENSE    DEDUCTIONS    OF PERIOD
                                          ----------    ----------    ----------    ----------
Year ended December 31:
  1997..................................     $ --          $170          $ --         $  170
  1998..................................      170           320            --            490
  1999..................................      490           896           (49)         1,337

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     New Accounting Pronouncement -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating what impact, if any, SFAS No. 133 may have on its financial statements.

 3. ACQUISITION OF TELENETWORKS

     In September 1997, General Instrument acquired all of the outstanding capital stock of Telenetworks, a specialized data protocol communications software company. The purchase price was approximately $7.0 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The $6.9 million excess of the purchase price over the net identifiable assets acquired was allocated to goodwill. In January 1998, in conjunction with the formation of the Partnership, the Limited Partner contributed the assets and liabilities of Telenetworks to the Partnership at its cost. For financial statement purposes, Telenetworks' assets, liabilities and results of operations have been included in the accompanying financial statements since September 1, 1997.

     In conjunction with the acquisition in September 1997, General Instrument granted approximately 358,000 shares of restricted common stock of General Instrument valued at $7.0 million in total to certain Telenetworks employees. The restricted shares were valued at the quoted market price of $19.56 per share of General Instrument's common stock at the date of grant. The restrictions on the common stock of General Instrument lapsed over a 270-day period which ended on May 31, 1998. Since this common stock was payable based solely on the continued employment of the individuals, prepaid compensation of $7.0 million was recorded and amortized to compensation expense over the life of the restrictions. Compensation expense of $3.9 million and $3.1 million was recorded in 1998 and 1997.

     In June 1998, the Partnership issued approximately $2.9 million in loans to former Telenetworks employees due to certain tax liabilities associated with the restricted stock, $2.5 million of which was outstanding at December 31, 1998 and recorded in other receivables. The loans were collateralized by the common stock of General Instrument. These loans matured and were repaid in full in 1999.

 4. INVENTORIES

     Inventories at December 31 consist of (in thousands):

                                                               1999       1998
                                                              -------    -------
Raw materials...............................................  $ 8,175    $ 7,203
Work-in-process.............................................    1,542      1,157
Finished goods..............................................   12,836     12,310
                                                              -------    -------
          Total.............................................  $22,553    $20,670
                                                              =======    =======

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 5. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of (in thousands):

                                                                1999        1998
                                                              --------    --------
Land........................................................  $  1,889    $     --
Building....................................................    22,906          --
Machinery and equipment.....................................    35,938      28,315
Leasehold improvements......................................     5,930       4,457
                                                              --------    --------
          Total.............................................    66,663      32,772
Less accumulated depreciation and amortization..............   (18,400)    (11,214)
                                                              --------    --------
Property and equipment -- net...............................  $ 48,263    $ 21,558
                                                              ========    ========

     Machinery and equipment includes assets acquired under capital leases of $1,801,000 and $930,000 and related accumulated depreciation and amortization of $858,000 and $208,000 at December 31, 1999 and 1998, respectively.

 6. OTHER ACCRUED LIABILITIES

     Other accrued liabilities at December 31 consist of (in thousands):

                                                               1999       1998
                                                              -------    -------
Accrued payroll and related expenses........................  $ 4,764    $ 4,767
Warranty reserve............................................    2,841      2,095
Other accrued expenses......................................    3,770      3,835
                                                              -------    -------
          Total.............................................  $11,375    $10,697
                                                              =======    =======

 7. LONG-TERM DEBT

     In December 1999, the Company entered into a revolving bank line of credit ("Line") under which the Company may borrow up to the lesser of $50 million or the value of pledged collateral. At December 31, 1999, the balance outstanding was $24,853,000. Interest on the Line is at IBOR plus .7% (8.5% at December 31,
1999). The Line's maturity was October 1, 2001. On February 11, 2000, the Company paid all outstanding principal and interest and terminated the Line. The Line was secured by $30,151,000 of marketable securities held by a custodian.

 8. RELATED PARTY TRANSACTIONS WITH GENERAL INSTRUMENT

     In January 1998, in conjunction with the formation of the Partnership, General Instrument advanced $75.0 million to the Partnership in exchange for a note (the "Note") bearing interest at a rate of 8%. The Note provided for the deferral of scheduled interest payments under certain circumstances. At December 31, 1998, the Partnership owed General Instrument $80.9 million under this Note, including accrued interest of $5.9 million. The fair value of the Note, computed based upon current interest rates for debt instruments with comparable maturities and characteristics, as at December 31, 1998 was approximately $62.5 million. In conjunction with the Recapitalization (see Note 1) in November 1999, the outstanding principal and interest was converted into 4,337,633 shares of the Company's common stock.

     At December 31, 1997 NLC had a payable to General Instrument of $41.1 million representing net advances to it during 1997. This amount was contributed to the Partnership in 1998. During 1998, an additional $19.6 million was contributed to the Partnership by the Limited Partner. In 1999, the Limited

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Partner provided an additional $34.0 million of capital contributions and increased its Partnership interest to 90.4%.

     In 1997, General Instrument allocated the cost of certain corporate general and administrative services and shared services (primarily certain legal and other costs related to the litigation discussed in Note 12) to NLC. Such allocations were based upon General Instrument's estimates of the incremental costs of providing such services. Management believes that the method used by General Instrument to determine the allocated expenses was reasonable. The allocated expenses were $1.0 million in 1997. It is not practicable to determine the actual costs that would have been incurred if NLC operated on a stand-alone basis; accordingly such allocations may not necessarily be indicative of the level of expenses which would have been incurred had it been operating as a separate stand-alone entity for the year ended December 31, 1997. Since January 1, 1998, all costs to operate on a stand-alone basis were incurred by the Partnership or the Company and have been reflected in the accompanying financial statements. Accordingly, no costs were allocated to the Partnership or the Company during such periods.

     In connection with the tandem stock option grant described in Note 9, the Company remits to taxing authorities taxes withheld by GI for stock options exercised by NLC employees. The amounts due from GI for withholding taxes at December 31, 1999 and 1998 were $950,000 and $3,350,000, respectively.

9. STOCK OPTION PLANS AND NONCASH COMPENSATION CHARGES

NLC STOCK OPTION PLANS

     Certain employees of the Partnership were granted contingently exercisable stock options (included in the table which follows) in NLC which vest over a period of two to three years and which expire in ten years. Such options were exercisable only in the event of an IPO or a change in control of NLC (the "Event").

     In addition, in January 1997, as part of a tandem stock option grant, certain employees of NLC were granted options at $1.11 per share for a total of
1.9 million shares of common stock of NLC, or options at $15.75 per share for a total of 1.5 million shares of General Instrument common stock (the "GI Options"). Under the terms of the grant, the exercise of options on either NLC or General Instrument common stock results in the cancellation of options in the other company's common stock at a ratio of approximately 1.4 shares of NLC common stock to 1 share of General Instrument common stock. The NLC options were exercisable only upon an Event. The options have a ten-year life and vest over three years. If the GI options are more likely to be exercised no compensation expense will be recognized. If it becomes more likely that the NLC options will be exercised, compensation expense will be recognized at such time.

NONCASH COMPENSATION CHARGES

     In November 1999, in conjunction with the Recapitalization (see Note 1), the outstanding options granted under the NLC stock plan were converted into options to purchase 6,964,904 shares of the Company's common stock with equivalent terms and exercise prices. As a result of the Offering, compensation expense of $96,864,000 was recognized in the fourth quarter of 1999 related to the contingently exercisable stock options. The compensation expense was determined based on the difference between the exercise price of the vested portion of such options and the initial offering price for the Company's common stock. At December 31, 1999, it was determined the NLC options granted as a tandem stock grant were more likely to be exercised than the related GI options. As a result, the Company recorded $31,420,000 in compensation expense related to the tandem stock grant. The compensation expense was calculated based on the difference between the exercise price of the vested portion of the NLC options and the initial offering price of the Company's common stock. At December 31, 1999, the Company had unearned compensation of $2,384,000 in connection with the unvested portion of options originally granted under the NLC Stock Plan. The Company will recognize such

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

compensation expense of $2,384,000 in the quarter ended March 31, 2000, as a result of the Motorola acquisition of General Instrument.

  1999 Stock Plan

     The Company adopted its 1999 Stock Plan effective October 1, 1999. Options to purchase 5,299,594 shares of common stock were granted under the 1999 Stock Plan and were outstanding at December 31, 1999. These options have an exercise price equal to $11.00 per share, will vest with respect to 25% of the shares after 12 months of service and the remaining 75% in equal monthly installments over the next 36 months of service and expire in 10 years. No future awards under the 1999 Stock Plan will be made.

  1999 Equity Incentive Plan

     On October 10, 1999, the Company adopted the 1999 Equity Incentive Plan under which 4,000,000 shares of our common stock were reserved for issuance. The Company has granted 2,696,500 shares as of December 31, 1999. The exercise price is equal to the fair market value of common stock on the option grant date with 25% vesting after 12 months of service and the remaining 75% vesting in equal monthly installments over the next 36 months of service. Options expire not later than 10 years after the date of grant.

     The following table summarizes activity relating to the NLC Stock Plan (including those granted as part of the tandem stock option grant) and the 1999 Stock Plan and 1999 Equity Incentive Plan (the "Plans"):

                                                                           WEIGHTED AVERAGE
                                                             SHARES         EXERCISE PRICE
                                                         --------------    ----------------
                                                         (IN THOUSANDS)
Balance at December 31, 1996...........................          --             $   --
Granted................................................       6,914               0.98
                                                             ------
Balance at December 31, 1997 (none exercisable)........       6,914               0.98
Granted................................................         179               5.74
Canceled...............................................          (4)              1.11
                                                             ------
Balance at December 31, 1998 (none exercisable)........       7,089               1.10
Granted (weighted average fair value of $14.98)........       8,109              29.29
Canceled...............................................        (281)              1.28
Exercised..............................................         (10)              1.61
                                                             ------
Balance at December 31, 1999 (6,799 exercisable
  shares)..............................................      14,907             $16.43
                                                             ======

     The following table summarizes information about options granted under the Plans and outstanding at December 31, 1999:

                               OUTSTANDING AT                        EXERCISABLE
                 ------------------------------------------   -------------------------
                     NUMBER          WEIGHTED      WEIGHTED       NUMBER       WEIGHTED
                 OUTSTANDING AT      AVERAGE       AVERAGE    EXERCISABLE AT   AVERAGE
   EXERCISE       DECEMBER 31,    REMAINING LIFE   EXERCISE    DECEMBER 31,    EXERCISE
    PRICES            1999          (IN YEARS)      PRICE          1999         PRICE
---------------  --------------   --------------   --------   --------------   --------
                 (IN THOUSANDS)                               (IN THOUSANDS)
$ 0.84 - $ 1.53       6,640             7.2         $ 0.98        6,631         $0.98
$ 6.18 - $ 9.66         274             8.9           7.61          168          7.29
$11.00                5,296             9.7          11.00           --            --
$63.50 - $66.25       2,697            10.0          66.00           --            --
                     ------                                       -----
$ 0.84 - $66.25      14,907             8.8         $16.43        6,799         $1.13
                     ======                                       =====

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  1999 Employee Stock Purchase Plan

     On October 10, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,000,000 shares of common stock were reserved for issuance. All employees are eligible to participate. Eligible employees may begin participating in the 1999 Employee Stock Purchase Plan at the start of any offering period each of which lasts 24 months. Overlapping offering periods start on May 1 and November 1 of each year. However, the first offering period was started on the effective date of the Offering and will end on October 31, 2001. In 1999, no shares of common stock were issued under the Purchase Plan.

  Additional Stock Plan Information

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company' stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for options granted after the offering were made using the Black-Scholes option pricing model.

     The estimated fair value of an option grant is based, in part, on the estimated term of the option. Prior to the Company's Offering, NLC options granted under the NLC Stock Plan were not exercisable. As a result, it is not practicable to determine the expected term of NLC options and therefore it is not possible to estimate the fair value of such options. As a result, disclosure of the estimated grant date fair value of such NLC options and the related pro forma compensation expense for 1997 and 1998 is not possible.

     The assumptions and pro forma net loss disclosed below for 1997 relate to the GI options granted during 1997 which was calculated using the following assumptions: weighted average fair value of $5.70, expected life, 4 years; risk free interest rate, 6.4%; volatility, 35%; and no dividends during expected term.

     The following assumptions were used in the estimated fair value calculations of 1999 stock option grants:

Expected dividend yield.....................................     0%
Expected stock price volatility.............................  70.0%
Risk fee interest rate......................................   5.9%
Expected term (years).......................................   4.8

     Under SFAS No. 123, had the Company recorded compensation expense based on the estimated grant date fair value for awards based on grants under the Plans and the tandem stock grant, net loss and net loss per share would have changed. The amounts below represent the pro forma amounts for 1999, 1998 and 1997 (in thousands):

                                                      1999         1998        1997
                                                    ---------    --------    --------
Net loss as reported..............................  $(205,072)   $(81,731)   $(66,429)
Pro forma net loss, as adjusted...................  $(213,108)   $(84,494)   $(69,190)
Pro forma diluted loss per share..................  $   (2.78)   $  (1.08)   $  (0.95)
Pro forma diluted loss per share, as adjusted.....  $   (2.98)   $  (1.21)   $  (0.99)

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. EMPLOYEE BENEFIT PLANS

     Prior to the Offering, employees who met certain eligibility requirements were able to participate in the General Instrument 401(k) Plan. Employees could contribute up to 10% of their annual compensation, subject to the legal maximum. The Company contributed an amount equal to 50% of the first 6% of the employee's salary that the employee contributes. The Company's expense related to the General Instrument 401(k) Plan was $589,000, $513,000 and $409,000 in 1999, 1998
and 1997, respectively. In January 2000, the Company adopted the NLC Plan to which employees could contribute up to 12% of salary subject to the legal maximum. The Company contributes an amount equal to 100% of the first 5% of the employees' contribution.

     Additionally, prior to the Offering, employees were eligible to participate in the General Instrument Pension Plan. The Company expensed $232,000, $419,000 and $229,000 related to these plans for the years ended December 31, 1999, 1998 and 1997, respectively. Subsequent to the completion of the Offering, participants in the General Instrument Pension Plan who have an accrued benefit of less than $5,000 will be removed from the Plan and will have their accrued benefits distributed to them. Participants with accrued benefits exceeding $5,000 are not eligible for distribution from the Plan as their accrued benefits are payable as an annuity at retirement.

11. CAPITAL LEASE OBLIGATIONS

     The Company leases certain equipment under capital leases. Leases expire at various dates from 2000 to 2001 and all contain purchase options.

     Future minimum lease payments at December 31, 1999 are as follows (in thousands):

Years ending December 31:
  2000......................................................  $  684
  2001......................................................     366
                                                              ------
          Total.............................................   1,050
Less amounts representing interest..........................    (104)
                                                              ------
Present value of net minimum lease payments.................  $  946
                                                              ======

12. INCOME TAXES

     No income tax benefit has been recorded through December 31, 1999 because of the net operating losses incurred and full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance at December 31, 1999 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     As of December 31, 1999, the Company has net operating loss carryforwards of approximately $10,900,000 for federal and $5,500,000 for state tax purposes. In addition, as of December 31, 1999, the Company has research and development credit carryforwards of approximately $319,000 for federal and $246,000 for state tax purposes. It is uncertain whether the Company will be able to utilize the net operating losses incurred during the period November 9, 1999 through December 31, 1999, due to the acquisition of General Instrument by Motorola.

     For the period January 1, 1998 through November 9, 1999, the Company was a limited partnership entity. For federal and state tax purposes, limited partnership entities pass all items of income and expense through to the respective partners of the entity. Consequently, all items of income and expense attributable to the period in which the Company was a limited partnership were allocated directly to the respective partners.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating leases. Leases expire at various dates from 2000 to 2006 and certain facilities leases have renewal options.

     During 1998 the Company entered into an operating lease for one of its buildings which expires in 2004. General Instrument had provided a residual value guarantee to the lessor of approximately 82% of the total building cost at inception. On December 30, 1999, the Company exercised its purchase option, and paid $24.9 million to acquire the land and building. Rent expense recorded under the lease was $1.4 million in 1999 and $0.8 million in 1998.

     Future minimum lease payments at December 31, 1999 are as follows (in thousands):

Years ending December 31:
  2000......................................................  $1,593
  2001......................................................     961
  2002......................................................     779
  2003......................................................     594
  2004......................................................     578
  Thereafter................................................   1,156
                                                              ------
          Total.............................................  $5,661
                                                              ======

     Rent expense was $4.3 million in 1999, $3.8 million in 1998, and $1.1 million in the 1997.

     The Company has a commitment with a supplier to purchase approximately $1.5 million of components in the 12 months following the release of certain products for sale and approximately $4.3 million in the subsequent 12 months. In addition, the Company has a commitment to purchase $2.4 million of components prior to September 2002 with a minimum purchase of $0.5 million each 12-month period following the release of the certain products for sale. The Company has a commitment to two other suppliers to purchase approximately $9.0 million and $14.4 million of components prior to December 2000 and 2001, respectively. The Company has commitments to purchase components of approximately $3.8 million with three suppliers as of December 31, 1999.

     In May 1998, actions by BroadBand Technologies, Inc. against General Instrument and by Next Level Communications against BroadBand Technologies, pending in the United States District Court for the Eastern District of North Carolina, were dismissed with prejudice. The action brought by BroadBand related to fiber optic communications systems for delivering television signals and a patent held by BroadBand. The action brought by Next Level Communications involved contentions that BroadBand infringed two patents held by Next Level Communications relating to video compression and signal processing and that BroadBand had violated antitrust laws. These dismissals were entered pursuant to a settlement agreement under which, among other things, Next Level Communications, Inc. paid BroadBand Technologies $5.0 million, which was expensed in 1998, and BroadBand Technologies and Next Level Communications, Inc. have entered into a perpetual cross-license of patents applied for or issued currently or through May 2003.

     In April 1995, DSC Communications Corporation and DSC Technologies Corporation (collectively, "DSC") brought suit against NLC and the founders of NLC. In June 1996, a final judgement against NLC and the individual defendants was entered in favor of DSC, and an expense for the expected final award of $141.0 million was recorded. General Instrument paid the $141.0 million judgement in 1997 as required by the 1995 agreement for the acquisition of NLC; accordingly, the $141.0 million has been shown as a capital contribution in 1997.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     On March 5, 1998, an action entitled DSC Communications Corporation and DSC Technologies Corporation v. Next Level Communications, Inc., Spencer Trask Investors LLC, General Instrument Corporation and Spencer Trask & Co., Inc. was filed in the Superior Court of the State of Delaware in and for New Castle County (the "Delaware Action"). In that action, DSC alleged that in connection with the formation of the Partnership and the transfer of the switched digital video technology, the Partnership and Spencer Trask Investors LLC misappropriated DSC's trade secrets; that General Instrument improperly disclosed trade secrets when it conveyed such technology to the Partnership; and that Spencer Trask conspired to misappropriate DSC's trade secrets. The plaintiffs sought actual damages for the defendants' purported unjust enrichment, disgorgement of consideration, exemplary damages and attorney's fees, all in unspecified amounts. In April 1998, General Instrument and the other defendants filed an action in the United District Court for the Eastern District of Texas, requesting that the federal court preliminarily and permanently enjoin DSC from prosecuting the Delaware Action because by pursuing such action, DSC effectively was trying to circumvent and relitigate the Texas federal court's November 1997 judgment in a previous lawsuit involving DSC. On May 14, 1998, the United States District Court for the Eastern District of Texas granted a preliminary injunction preventing DSC from proceeding with the Delaware Action. On July 6, 1998, the defendants filed a motion for summary judgement with the Texas Court requesting a permanent injunction preventing DSC from proceeding with this litigation. In June 1999 the United States Court of Appeals for the Fifth Circuit affirmed the judgment of the Texas court. On July 15, 1999, the Texas federal court granted the Delaware defendants' motion for summary judgement and issued its final judgement permanently enjoining DSC from prosecuting and continuing the Delaware action.

14. PRO FORMA NET LOSS PER SHARE

     Pro forma basic and diluted net loss per share, is computed by dividing the pro forma net loss by the pro forma shares outstanding for the period giving effect to the Recapitalization as if it had occurred on January 1, 1997. Pro forma basic and diluted net loss per share give effect to the contribution of the note and accrued interest thereon payable to General Instrument and the related elimination of interest expense of $5.8 million and $5.9 million in 1999 and 1998, respectively.

     The following is a reconciliation of the components of the basic and diluted net loss per share (in thousands):

                                                              1999         1998        1997
                                                            ---------    --------    --------
Net loss..................................................  $(205,072)   $(81,731)   $(66,429)
Less: Interest expense for converted GI note payable......      5,813       5,940          --
                                                            ---------    --------    --------
Proforma net loss, basic and diluted......................  $(199,259)   $(75,791)   $(66,429)
                                                            =========    ========    ========
Pro forma weighted average shares outstanding.............     71,598      69,967      69,967
                                                            =========    ========    ========
Pro forma net loss per share, basic and diluted...........  $   (2.78)   $  (1.08)   $  (0.95)
                                                            =========    ========    ========

     For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                               1999     1998     1997
                                                              ------    -----    -----
Warrants granted to general partner.........................   8,480    8,480    8,480
Outstanding employee stock options..........................  14,907       --       --
                                                              ------    -----    -----
Total.......................................................  23,387    8,480    8,480
                                                              ======    =====    =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2000 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page 27, which immediately precedes such financial statements. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

EXHIBITS

     The following exhibits are, as indicated below, either filed herewith or have previously been filed with the SEC and are referred to and incorporated herein by reference to such filings.

  EXHIBIT
  NUMBER                               EXHIBIT
  -------                              -------
   2.1       Form of Merger Agreement among General Instrument
             Corporation, Spencer Trask Investors LLC, Next Level
             Communications, Next Level Communications L.P. and us, which was filed as exhibit 2.1 to our registration statement on
             Form S-1 (file no. 333-85999) and is incorporated by
             reference herein.
   3.1       Restated Certificate of Incorporation, which was filed as
             exhibit 3.1 to our registration statement on Form S-1 (file
             no. 333-85999) and is incorporated by reference herein.
   3.2       Bylaws, which were filed as exhibit 3.2 to our registration statement on Form S-1 (file no. 333-85999) and is
             incorporated by reference herein.

  EXHIBIT
  NUMBER                               EXHIBIT
  -------                              -------
   4.1       Form of Registration Rights Agreement among General
             Instrument Corporation, Spencer Trask Investors LLC and us,
             which was filed as exhibit 4.2 to our registration statement on Form S-1 (file no. 333-85999) and is incorporated by
             reference herein.
  10.1       Form of Indemnification Agreement for our directors and
             officers, which was filed as exhibit 10.1 to our
             registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.
  10.2       Form of Corporate and Intercompany Agreement between General
             Instrument Corporation and us, which was filed as exhibit
             10.2 to our registration statement on Form S-1 (file no.
             333-85999) and is incorporated by reference herein.
  10.3  *    1999 Equity Incentive Plan, which was filed as exhibit 10.3 to our registration statement on Form S-1 (file no.
             333-85999) and is incorporated by reference herein.
  10.4  *    1999 Employee Stock Purchase Plan, which was filed as
             exhibit 10.4 to our registration statement on Form S-1 (file
             no. 333-85999) and is incorporated by reference herein.
  10.5       Patent and Technical Information Cross-License Agreement,
             which was filed as exhibit 10.5 to our registration
             statement on Form S-1 (file no. 333-85999) and is
             incorporated by reference herein.
  10.6  **   Agreement between U S WEST Communications, Inc. and us,
             which was filed as exhibit 10.8 to our registration
             statement on Form S-1 (file no. 333-85999) and is
             incorporated by reference herein.
  10.7  **   Agreement among Telesector Resources group, Inc., General
             Instrument Corporation and us, which was filed as exhibit
             10.9 to our registration statement on Form S-1 (file no.
             333-85999) and is incorporated by reference herein.
  10.8  **   Agreement between SCI Technology, Inc. and us, which was
             filed as exhibit 10.10 to our registration statement on Form
             S-1 (file no. 333-85999) and is incorporated by reference
             herein.
  10.9  **   Agreement between CMC Mississippi, Inc. and us, which was
             filed as exhibit 10.11 to our registration statement on Form
             S-1 (file no. 333-85999) and is incorporated by reference
             herein.
  10.10 *    1999 Stock Plan, which was filed as exhibit 10.12 to our
             registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.
  10.11      Form of Warrant, which was filed as exhibit 10.13 to our
             registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.
  23.1  ***  Independent Auditors' Consent
  27.1  ***  Financial Data Schedule

---------------
  * Management contract or compensatory plan or arrangement.

 ** Confidential treatment has been granted as to certain portions of these exhibits.

*** Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXT LEVEL COMMUNICATIONS, INC.

Date: March 24, 2000                      By:      /s/ PETER W. KEELER
                                            ------------------------------------
                                                      Peter W. Keeler
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

             /s/ PETER W. KEELER                       Chairman of the Board,          March 24, 2000
---------------------------------------------       Chief Executive Officer and
               Peter W. Keeler                          President (Principal
                                                         Executive Officer)

            /s/ JAMES T. WANDREY                       Senior Vice President,          March 24, 2000
---------------------------------------------       Chief Financial Officer, and
              James T. Wandrey                     Treasurer (Principal Financial
                                                      and Accounting Officer)

                                                              Director
---------------------------------------------
               Randall Battat

              /s/ LYNN FORESTER                               Director                 March 24, 2000
---------------------------------------------
                Lynn Forester

           /s/ FERDINAND C. KUZNIK                            Director                 March 24, 2000
---------------------------------------------
             Ferdinand C. Kuznik

            /s/ PAUL S. LATCHFORD                             Director                 March 24, 2000
---------------------------------------------
              Paul S. Latchford

             /s/ JOHN MCCARTNEY                               Director                 March 24, 2000
---------------------------------------------
               John McCartney

             /s/ DENNIS RHEAULT                               Director                 March 24, 2000
---------------------------------------------
               Dennis Rheault

              /s/ RICK SEVERNS                                Director                 March 24, 2000
---------------------------------------------
                Rick Severns

            /s/ RICHARD C. SMITH                              Director                 March 24, 2000
---------------------------------------------
              Richard C. Smith

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                               EXHIBIT
  -------                              -------
   2.1       Form of Merger Agreement among General Instrument
             Corporation, Spencer Trask Investors LLC, Next Level
             Communications, Next Level Communications L.P. and us, which was filed as exhibit 2.1 to our registration statement on
             Form S-1 (file no. 333-85999) and is incorporated by
             reference herein.
   3.1       Restated Certificate of Incorporation, which was filed as
             exhibit 3.1 to our registration statement on Form S-1 (file
             no. 333-85999) and is incorporated by reference herein.
   3.2       Bylaws, which were filed as exhibit 3.2 to our registration statement on Form S-1 (file no. 333-85999) and is
             incorporated by reference herein.
   4.1       Form of Registration Rights Agreement among General
             Instrument Corporation, Spencer Trask Investors LLC and us,
             which was filed as exhibit 4.2 to our registration statement on Form S-1 (file no. 333-85999) and is incorporated by
             reference herein.
  10.1       Form of Indemnification Agreement for our directors and
             officers, which was filed as exhibit 10.1 to our
             registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.
  10.2       Form of Corporate and Intercompany Agreement between General
             Instrument Corporation and us, which was filed as exhibit
             10.2 to our registration statement on Form S-1 (file no.
             333-85999) and is incorporated by reference herein.
  10.3  *    1999 Equity Incentive Plan, which was filed as exhibit 10.3 to our registration statement on Form S-1 (file no.
             333-85999) and is incorporated by reference herein.
  10.4  *    1999 Employee Stock Purchase Plan, which was filed as
             exhibit 10.4 to our registration statement on Form S-1 (file
             no. 333-85999) and is incorporated by reference herein.
  10.5       Patent and Technical Information Cross-License Agreement,
             which was filed as exhibit 10.5 to our registration
             statement on Form S-1 (file no. 333-85999) and is
             incorporated by reference herein.
  10.6  **   Agreement between U S WEST Communications, Inc. and us,
             which was filed as exhibit 10.8 to our registration
             statement on Form S-1 (file no. 333-85999) and is
             incorporated by reference herein.
  10.7  **   Agreement among Telesector Resources group, Inc., General
             Instrument Corporation and us, which was filed as exhibit
             10.9 to our registration statement on Form S-1 (file no.
             333-85999) and is incorporated by reference herein.
  10.8  **   Agreement between SCI Technology, Inc. and us, which was
             filed as exhibit 10.10 to our registration statement on Form
             S-1 (file no. 333-85999) and is incorporated by reference
             herein.
  10.9  **   Agreement between CMC Mississippi, Inc. and us, which was
             filed as exhibit 10.11 to our registration statement on Form
             S-1 (file no. 333-85999) and is incorporated by reference
             herein.
  10.10 *    1999 Stock Plan, which was filed as exhibit 10.12 to our
             registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.
  10.11      Form of Warrant, which was filed as exhibit 10.13 to our
             registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.
  23.1  ***  Independent Auditors' Consent
  27.1  ***  Financial Data Schedule

---------------
  * Management contract or compensatory plan or arrangement.

 ** Confidential treatment has been granted as to certain portions of these exhibits.

*** Filed herewith.