Form 10-Q
period 2000-03-31
NEXT LEVEL COMMUNICATIONS INC
filed 2000-05-15
CIK 1093802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27877

                        NEXT LEVEL COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-3342408
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                             6085 STATE FARM DRIVE
                         ROHNERT PARK, CALIFORNIA 94928
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (707) 584-6820

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares of our common stock, par value $0.01 per share, outstanding as of May 8, 2000 was approximately 79,941,637.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................        3
Item 2.  Management's Discussion and Analysis of Financial Condition         9
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market              20
         Risk........................................................

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................       21
Item 2.  Changes in Securities and Use of Proceeds...................       21
Item 3.  Defaults Upon Senior Securities.............................       21
Item 4.  Submission of Matters to a Vote of Security Holders.........       21
Item 5.  Other Information...........................................       21
Item 6.  Exhibits and Reports on Form 8-K............................       21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        NEXT LEVEL COMMUNICATIONS, INC.

                            CONDENSED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2000           1999
                                                              ---------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 106,283     $ 128,752
  Marketable securities.....................................      9,977        14,971
  Trade receivables, less allowance for doubtful accounts of
     $1,321 and $1,337, respectively........................     15,379        13,879
  Other receivables.........................................      1,880         1,435
  Inventories...............................................     22,325        22,553
  Receivable from General Instrument........................         --           950
  Receivable from Motorola..................................     12,697            --
  Prepaid expenses and other current assets.................      1,866         1,792
                                                              ---------     ---------
          Total current assets..............................    170,407       184,332
MARKETABLE SECURITIES.......................................      4,952        30,151
PROPERTY AND EQUIPMENT, Net.................................     48,348        48,263
INTANGIBLES (less accumulated amortization of $3,441 and
  $3,141, respectively).....................................      4,765         5,065
                                                              ---------     ---------
          TOTAL.............................................  $ 228,472     $ 267,811
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  18,919     $  13,261
  Other accrued liabilities.................................     13,653        11,375
  Deferred revenue..........................................      5,858        11,148
  Current portion of capital lease obligations..............        539           600
                                                              ---------     ---------
          Total current liabilities.........................     38,969        36,384
                                                              ---------     ---------
LONG-TERM DEBT..............................................         --        24,853
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................        256           346
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value, 200,000,000 shares
     authorized, 79,942,000 shares issued and outstanding...        754           754
  Additional paid-in capital................................    412,083       412,930
  Accumulated deficit.......................................   (223,502)     (205,072)
  Unrealized loss on marketable securities..................        (88)           --
  Unearned compensation.....................................         --        (2,384)
                                                              ---------     ---------
          Total stockholders' equity........................    189,247       206,228
                                                              ---------     ---------
          TOTAL.............................................  $ 228,472     $ 267,811
                                                              =========     =========

                       See notes to financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
REVENUES:
  Equipment.................................................    29,689        7,947
  Software..................................................       790          830
                                                              --------     --------
          Total revenues....................................    30,479        8,777
                                                              --------     --------
COST OF REVENUES:
  Equipment.................................................    24,891        8,331
  Software..................................................        57           74
                                                              --------     --------
          Total cost of revenues............................    24,948        8,405
                                                              --------     --------
GROSS PROFIT................................................     5,531          372
                                                              --------     --------
OPERATING EXPENSES:
  Research and development..................................    13,844       11,253
  Selling, general and administrative.......................     9,565        6,791
  Noncash compensation charge...............................     2,384           --
                                                              --------     --------
          Total operating expenses..........................    25,793       18,044
                                                              --------     --------
OPERATING LOSS..............................................   (20,262)     (17,672)
OTHER INCOME (EXPENSE), Net.................................        (5)         108
INTEREST INCOME/(EXPENSE)...................................     1,837       (1,693)
                                                              --------     --------
NET LOSS....................................................  $(18,430)    $(19,257)
                                                              ========     ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE (PRO FORMA IN
  1999).....................................................  $  (0.23)    $  (0.25)
                                                              ========     ========
SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER SHARE
  (PRO FORMA IN 1999).......................................    79,766       69,967
                                                              ========     ========

                       See notes to financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(18,430)    $(19,257)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash compensation charge...........................     2,384           --
     Depreciation and amortization..........................     2,745        1,844
     Changes in assets and liabilities:
       Trade receivables....................................    (1,500)       2,617
       Inventories..........................................       228       (6,031)
       Other current and noncurrent assets..................   (12,271)      (5,682)
       Accrued interest payable to General Instrument.......        --        1,645
       Accounts payable.....................................     5,658       (5,851)
       Accrued liabilities and deferred revenue.............    (3,012)      11,474
                                                              --------     --------
          Net cash used in operating activities.............   (24,198)     (19,243)
                                                              --------     --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (2,531)      (1,358)
  Proceeds from notes receivable............................         5          229
  Release of restrictions on long term marketable
     securities.............................................    30,106           --
                                                              --------     --------
          Net cash used in/provided by investing
            activities......................................    27,580       (1,129)
                                                              --------     --------
FINANCING ACTIVITIES:
  Payment of IPO expenses...................................      (847)          --
  Repayments on borrowings..................................   (24,853)          --
  Repayment of capital lease obligations....................      (151)          --
  General Instrument capital contribution...................        --       24,000
                                                              --------     --------
          Net cash provided by/used in financing
            activities......................................   (25,851)      24,000
                                                              --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (22,469)       3,628
CASH AND CASH EQUIVALENTS, Beginning of period..............   128,752       28,983
                                                              --------     --------
CASH AND CASH EQUIVALENTS, End of period....................  $106,283     $ 32,611
                                                              ========     ========

                       See notes to financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2. ORGANIZATION AND RECAPITALIZATION

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

     On August 24, 1999 the Partnership formed the Company as a wholly owned subsidiary. On October 14, 1999, management of NLC effected a 1-for-3 reverse stock split.

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

     - The Company issued a common stock dividend of 4,400,000 shares to General Instrument to reflect the additional value, $88 million, that will be received by the Company upon exercise of the warrants described below. In accordance with the Partnership agreement. NLC was entitled to receive $88.0 million exercise price. As a result of the Recapitalization, such amount will be received by the Company, should these warrants be exercised. Accordingly, General Instrument received the

                        NEXT LEVEL COMMUNICATIONS, INC.

                                  (UNAUDITED)

       $88.0 million of common stock (4,400,000 shares) because it would have received that amount under the Partnership agreement.

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

     The Recapitalization was accounted for at historical cost. The accompanying condensed financial statements represent those of the Company for the three months ended March 31, 2000 and those of the Partnership for the three months ended March 31, 1999. In January 2000, General Instrument was acquired by Motorola, Inc.

3. LONG-TERM DEBT

     In December 1999, the Company entered into a revolving bank line of credit ("Line") under which the Company may borrow up to the lesser of $50 million or the value of pledged collateral. At December 31, 1999, the balance outstanding was $24,853,000. Interest on the Line is at IBOR plus .7%. The Line's maturity is October 1, 2001. On February 11, 2000, the Company paid all outstanding principal and interest. On February 29, the Company issued a $25,00,000 performance bond in support of one of its customers that will expire on June 1, 2000. At March 31, 2000, there was $25,000,000 under the line of credit available to the Company.

4. NET LOSS AND PRO FORMA NET LOSS PER SHARE

     Basic and diluted net loss per share for the quarter ended March 31, 2000 is computed by dividing net loss by the average shares outstanding for the quarter. Pro forma basic and diluted net loss per share for the quarter ended March 31, 1999 is computed by dividing the pro forma net loss by the pro forma shares outstanding for the period giving effect to the Recapitalization as if it had occurred on January 1, 1999.

     The following is a reconciliation of the components of the basic and diluted net loss per share (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         ---------------------
                                                           2000        1999
                                                         --------    ---------
                                                                     PRO FORMA
Net loss...............................................  $(18,430)   $(19,257)
Less: Interest expense for converted GI note payable...                 1,600
                                                         --------    --------
Net loss...............................................  $(18,430)   $(17,657)
                                                         ========    ========
Weighted average shares outstanding....................    79,766      69,967
                                                         ========    ========
Basic and diluted net loss per share...................  $   (.23)   $   (.25)
                                                         ========    ========

                        NEXT LEVEL COMMUNICATIONS, INC.

                                  (UNAUDITED)

     For the above-mentioned periods, the Company had potentially dilutive securities outstanding that were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                            3/31/00    3/31/99
                                                            -------    -------
General Partner's warrants................................   8,480      8,480
Outstanding employee options..............................  15,262      8,006
                                                            ------     ------
          Total...........................................  23,742     16,486
                                                            ======     ======

5. NON-CASH COMPENSATION CHARGES

     At December 31, 1999, the Company had unearned compensation of $2,384,000 in connection with the unvested portion of options originally granted under the NLC Stock Plan. The Company recognized such compensation expense of $2,384,000 in the quarter ended March 31, 2000, as a result of the vesting that occurred upon the Motorola acquisition of General Instrument in January 2000.

6. COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the Company to report a new, additional measure of income on the Company's income statement or to create a new financial statement that shows the new measure of income. "Comprehensive Income" includes unrealized gains and losses on marketable securities that have previously been excluded from net income and reflected instead in equity. The following table sets forth the calculation of comprehensive income:

                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Net Loss.................................................  (18,430)   (19,257)
Unrealized gains (losses) on marketable securities.......      (88)        --
                                                           -------    -------
          Total Comprehensive Loss.......................  (18,518)   (19,257)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in the following discussion and elsewhere in this report constitute forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those listed under "Risk Factors" and elsewhere in this report.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

     We generate our revenue primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. U S WEST accounted for 84% of total revenues for the quarter ended March 31, 2000 and 67% of total revenues for the quarter ended March 31, 1999. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

RESULTS OF OPERATIONS

     Revenues. Total revenues in the period ended March 31, 2000 increased to $30.5 million from $8.8 million in the period ended March 31, 1999. The increase was primarily due to an increase in equipment sales. Total revenues for the first quarter of 2000 included $29.7 million of equipment sales, compared to $7.9 million for the comparable period in 1999. U S WEST accounted for $25.5 million of equipment revenue in 2000 as compared to $5.9 million in the first quarter of 1999. This increase was primarily attributable to U S WEST's ability to increase its deployment in 2000. Bell Atlantic accounted for $80,000 of equipment revenue in 2000 as compared to $1.9 million in the comparable quarter in 1999. Sales to Bell Atlantic decreased in 2000 due to the Bell Atlantic merger with NYNEX and the new company's shift in focus from network rehabilitation to the entry into the long distance market. As a result, we do not expect significant sales to NYNEX in the near term. We expect to continue to derive substantially all of our revenues from sales of equipment to the regional Bell operating companies and local and independent telephone companies for the foreseeable future. The growth in equipment revenue in future periods will depend upon whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers. Software revenue in the period ended March 31, 2000 decreased to $790,000 in 2000 from $830,000 in 1999. We expect demand for our software to remain relatively flat in the near term because the market for these products is mature.

     Cost of Revenues. Total cost of revenues increased to $24.9 million in the period ended March 31, 2000 from $8.4 million in the first quarter of 1999. As a percentage of sales, cost of revenues decreased to 82% in 2000 from 96% in the first quarter of 1999. The increase in the cost of revenues in absolute dollars was attributable to an increase in equipment volume and consisted primarily of materials and costs associated with increasing production at our contract manufacturers. The decrease in costs as a percentage of sales was primarily the result of higher unit volumes, leading to greater efficiencies, including lower fixed costs per unit. We currently expect gross margin improvements as we increase sales of our higher margin products, increase volume and continue implementing cost reductions. Our software gross margins in each period were comparable. In the future, cost of sales as a percent of sales may fluctuate due to a wide variety of factors, including: the customer mix, the product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume.

     Research and development. Research and development expenses increased to $13.8 million in the quarter ended March 31, 2000 from $11.3 million in the same period in 1999. The increase was primarily due to an increase in research and development personnel. We believe that continued investment in research and development is critical to attaining our strategic product development and cost reduction objectives and, as a result, expect these expenses to increase in absolute dollars. We expense all of our research and development costs as incurred.

     Selling, general and administrative. Selling, general and administrative expenses were $9.6 million in the quarter ended March 31, 2000 compared to $6.8 million in the same period in 1999. The increase is primarily attributable to the increase in the scale of our operations including additional personnel in our sales and marketing organizations, promotional expenses and other administrative expenses. Higher sales expenses have been generated from the hiring of new sales representatives in order to increase the number and size of our customer accounts. We expect selling, general and administrative expenses to increase as we continue to add personnel and incur additional costs as we increase the scale of our operations.

     Non-cash Compensation Charges. At December 31, 1999, the Company had unearned compensation of $2,384,000 in connection with the unvested portion of options originally granted under the NLC Stock Plan. The Company recognized such compensation expense of $2,384,000 in the quarter ended March 31, 2000, as a result of the vesting that occurred upon the Motorola acquisition of General Instrument in January 2000.

     Other income (expense), net. Other income (expense), net consists primarily of interest income and income tax expense. For the quarter ended March 31, 2000, the amount primarily represents income tax expense. For the quarter ended March 31, 1999, the amount represents interest income.

     Interest income (expense). For the quarter ended March 31, 2000, the amount represents interest income earned on proceeds from our initial public offering. For the quarter ended March 31, 1999, the amount primarily represents interest on a $75 million note and accrued interest thereon payable to General Instrument contributed to us in exchange for shares of our common stock immediately prior to our initial public offering.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for our fiscal year ending December 31, 2001. We do not believe this will have a material effect on our operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through cash contributions and borrowings from General Instrument and our initial public offering of our stock in November 1999. We will not receive additional funds from General Instrument, which was acquired by Motorola, Inc. in January 2000.

     Net cash used in operating activities was $24.2 million in the quarter ended March 31, 2000 and $19.2 million in the quarter ended March 31, 1999. In each case, the use of cash in operating activities was primarily due to our net losses. During the quarter ended March 31, 2000, $12.7 million was used to pay taxes associated with the exercise of Motorola options by Company employees. Motorola repaid such $12.7 million to the Company in April 2000. In the quarter ended March 31, 1999, this amount was partially offset by a $12.6 million increase in deferred revenue.

     Net cash provided by investing activities of $27.6 million in the period ended March 31, 2000 was primarily attributable to the release of restrictions on long term marketable securities of $30.1 million. Net cash used in investing activities of $1.1 million in the period ended March 31, 1999 was primarily attributable to capital expenditures to support our engineering and testing activities. As we increase the scope of our operations, we expect that our capital expenditures will increase.

     Net cash used in financing activities of $25.9 million in the period ended March 31, 2000 was primarily attributable to the repayment of borrowings. In the period ended March 31, 1999, net cash provided by financing activities of $24.0 million was attributable to a capital contribution by General Instrument.

     At March 31, 2000, we had $106.3 million of cash and cash equivalents, and $131.4 million of working capital. We anticipate that we will increase our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We may establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements.

     We have commitments with suppliers to purchase a total of approximately $35.4 million of components through 2002.

     We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Our long term operating and capital lease obligations are generally less than $3.0 million per year. Other than capital lease commitments, we have no material commitments for capital expenditures. As we increase the scope of our operations, we expect that our capital expenditures will increase. We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, it may still be necessary to obtain additional equity or debt financing either during or after the next 12 months if we are not able to generate sufficient cash from operating activities to meet our capital expenditure and working capital needs. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

RISK FACTORS

     You should carefully consider the risk factors set forth below.

WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY

     We incurred net losses of $18.4 million in the quarter ended March 31, 2000, and $19.3 million in the quarter ended March 31, 1999. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

     - delays or cancellations of any orders by U S WEST, which accounted for approximately 84% of our revenues in the first quarter of 2000, or by any other customer accounting for a significant portion of our revenues;

     - variations in the timing, mix and size of orders and shipments of our products throughout the quarter or year;

     - new product introductions by us or by our competitors;

     - the timing of upgrades of telephone companies' infrastructures;

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

OUR CUSTOMER BASE OF TELEPHONE COMPANIES IS EXTREMELY CONCENTRATED AND THE LOSS OF OR REDUCTION IN BUSINESS FROM EVEN ONE OF OUR CUSTOMERS, PARTICULARLY U S WEST, COULD CAUSE OUR SALES TO FALL SIGNIFICANTLY

     A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly affected. U S WEST accounted for 84% of total revenues in the first quarter of 2000 and 67% of total revenues in the first quarter of 1999. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Accordingly, we may lose revenue from our significant customers at any time.

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

IF COMPETING TECHNOLOGIES THAT OFFER ALTERNATIVE SOLUTIONS TO OUR PRODUCTS ACHIEVE WIDESPREAD ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY NOT DEVELOP

     Technologies that compete with our system include other telecommunications-related wireline technologies, cable-based technologies, fixed wireless technologies and satellite technologies. If these alternative technologies are chosen by our existing and potential customers, our business, financial condition and results of operations could be harmed. In particular, cable operators are currently deploying products that will be capable of delivering voice, high-speed data and video services over cable, including products from General Instrument, our principal stockholder. Our technology may not be able to compete effectively against these technologies on price, performance or reliability.

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

     Our significant current and potential competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC (acquired by GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, General Instrument (which has been acquired by Motorola), as well as emerging companies that are developing new technologies. Some of these competitors have existing relationships with our current and prospective customers. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial (which markets products under the Panasonic brand name), Microsoft, Network Computer, Philips, Sony, STMicroelectronics and Toshiba America, will likely introduce products that compete with our N3 Residential Gateway product in the future. Our customer base may be attracted by the name and resources of these large, well-known companies and may prefer to purchase products from them instead of us.

CONSOLIDATION OF OUR COMPETITORS MAY CAUSE US TO LOSE CUSTOMERS AND NEGATIVELY AFFECT OUR SALES

     Consolidation in the telecommunications equipment industry may strengthen our competitors' position in our market, cause us to lose customers and hurt our sales. For example, Alcatel has acquired DSC Communications, Lucent has acquired Ascend Communications and GEC Marconi has acquired RELTEC. Acquisitions such as these may strengthen our competitors' financial, technical and marketing resources and provide access to regional Bell operating companies and other potential customers. Consolidation may also allow some of our competitors to penetrate new markets that we have targeted, such as domestic local, independent and international telephone companies. This consolidation may affect our ability to increase revenues.

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

     None of our executive officers or key employees is bound by an employment agreement. Many of these employees have a significant number of options to purchase our common stock. Many of these options are currently vested and some of our key employees may leave us once they have exercised their options. In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with our regional Bell operating company customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships.

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

THE OCCURRENCE OF ANY DEFECTS, ERRORS OR FAILURES IN OUR PRODUCTS COULD RESULT IN DELAYS IN INSTALLATION, PRODUCT RETURNS AND OTHER LOSSES TO US OR TO OUR CUSTOMERS OR END-USERS

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

SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY

     As of May 8, 2000, we had 79,941,637 shares of common stock outstanding. As of May 8, 2000, Motorola owned 64,103,724 shares of our common stock and Spencer Trask owned 5,863,329 shares of our common stock and its affiliates held warrants to purchase an additional 8,480,102 shares of our common stock. If Motorola, Spencer Trask or any of our other stockholders sell substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Under federal securities laws, the shares beneficially owned by Motorola and Spencer Trask, unless registered under the Securities Act, generally may be resold in the public market only following a one-year holding period that began to run on November 10, 1999. Motorola and Spencer Trask and its affiliates will be entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

     In addition, as of May 8, 2000, there were outstanding options to purchase 17,515,286 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. We do not engage in any hedging activities and we do not use derivatives or equity investments for cash investment purposes. The marketable securities in our portfolio are classified as available for sale and recorded at fair value on our balance sheet. Our portfolio consists solely of corporate bonds, commercial paper and government securities, and therefore, our market risk is deemed relatively low.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) In November 1999, we completed our initial public offering through an underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-85999). These funds have been the principal source of liquidity for us during the quarter ended March 31, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report and in our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     The following exhibits are included as part of this report:

    EXHIBIT
      NO.                        DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     27.1     Financial Data Schedule

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXT LEVEL COMMUNICATIONS, INC.

Date: May 15, 2000                        By:      /s/ PETER W. KEELER
                                            ------------------------------------
                                                      Peter W. Keeler
                                                Chief Executive Officer and
                                                          President

Date: May 15, 2000                        By:     /s/ JAMES T. WANDREY
                                            ------------------------------------
                                                      James T. Wandrey
                                                Chief Financial Officer and
                                                          Treasurer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 27.1      Financial Data Schedule.