Form 10-Q
period 2000-06-30
NEXT LEVEL COMMUNICATIONS INC
filed 2000-08-11
CIK 1093802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter quarter that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        The number of shares of our common stock, par value $0.01 per share, outstanding as of August 8, 2000 was approximately 83,606,932.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                                            Page No.
                                                                                                            --------
Item 1.  Financial Statements.............................................................................      1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................................................      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................     22

                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................     22

Item 2.  Changes in Securities and Use of Proceeds........................................................     22

Item 4.  Submission of Matters to a Vote of Security Holders..............................................     23

Item 6.  Exhibits and Reports on Form 8-K.................................................................     23

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

NEXT LEVEL COMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                JUNE 30, 2000   DECEMBER 31, 1999
                                                                                                -------------   -----------------
ASSETS
CURRENT  ASSETS:
  Cash and cash equivalents                                                                        $  90,298        $ 128,752
  Marketable securities                                                                               14,941           14,971
  Trade receivables, less allowance for doubtful accounts of $1,321 and $1,337, respectively          21,792           13,879
  Other receivables                                                                                    1,047            1,435
  Inventories                                                                                         37,874           22,553
  Receivable from Motorola                                                                             1,001              950
  Prepaid expenses and other current assets                                                            1,566            1,792
                                                                                                   ---------        ---------
           Total current assets                                                                      168,519          184,332

MARKETABLE  SECURITIES                                                                                28,000           30,151
PROPERTY  AND  EQUIPMENT,  Net                                                                        49,396           48,263
INTANGIBLES  (less accumulated amortization of $3,741 and $3,141, respectively)                        4,465            5,065
                                                                                                   ---------        ---------
TOTAL                                                                                              $ 250,380        $ 267,811
                                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES:
  Accounts payable                                                                                 $  29,836        $  13,261
  Other accrued liabilities                                                                           15,120           11,375
  Deferred revenue                                                                                     1,726           11,148
  Current portion of capital lease obligations                                                           436              600
                                                                                                   ---------        ---------
           Total current liabilities                                                                  47,118           36,384
                                                                                                   ---------        ---------
LONG-TERM  DEBT                                                                                       25,000           24,853
                                                                                                   ---------        ---------

LONG-TERM  CAPITAL  LEASE  OBLIGATIONS                                                                   173              346
                                                                                                   ---------        ---------

STOCKHOLDERS'  EQUITY
  Common stock - $.01 par value, 200,000,000 shares authorized;
    shares issued and outstanding, 82,597,075 and 79,752,000, respectively                               761              754
  Additional paid-in capital                                                                         415,530          412,930
  Accumulated deficit                                                                               (238,134)        (205,072)
  Unrealized loss on marketable securities                                                               (68)              --
  Unearned compensation                                                                                   --           (2,384)
                                                                                                   ---------        ---------
           Total stockholders' equity                                                                178,089          206,228
                                                                                                   ---------        ---------

TOTAL                                                                                              $ 250,380        $ 267,811
                                                                                                   =========        =========

See notes to financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three Months Ended              Six Months Ended
                                                JUNE 30, 2000  JUNE 30, 1999   JUNE 30, 2000    JUNE 30, 1999
                                                -------------  -------------   -------------    -------------
REVENUES:
  Equipment                                       $ 39,340        $  8,482        $ 69,029        $ 16,429
  Software                                             836             931           1,626           1,761
                                                  --------        --------        --------        --------
           Total revenues                           40,176           9,413          70,655          18,190
                                                  --------        --------        --------        --------

COST OF REVENUES:
  Equipment                                         32,076           8,651          56,967          16,982
  Software                                              25              84              82             158
                                                  --------        --------        --------        --------
           Total cost of revenues                   32,101           8,735          57,049          17,140
                                                  --------        --------        --------        --------
GROSS PROFIT                                         8,075             678          13,606           1,050
                                                  --------        --------        --------        --------

OPERATING EXPENSES:
  Research and development                          13,652          11,798          27,496          23,051
  Selling, general and administrative               10,966           7,593          20,530          14,384
  Noncash compensation charge                           --              --           2,384              --
                                                  --------        --------        --------        --------
           Total operating expenses                 24,618          19,391          50,410          37,435
                                                  --------        --------        --------        --------
OPERATING LOSS                                     (16,543)        (18,713)        (36,804)        (36,385)

OTHER INCOME (EXPENSE),  Net                           (46)            464             (51)            572
INTEREST INCOME(EXPENSE)                             1,956          (1,691)          3,793          (3,384)
                                                  --------        --------        --------        --------

NET  LOSS                                         $(14,633)       $(19,940)       $(33,062)       $(39,197)
                                                  ========        ========        ========        ========

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE (PRO FORMA IN 1999)       $   (.18)       $   (.26)       $   (.41)       $   (.51)
                                                  ========        ========        ========        ========

SHARES USED TO COMPUTE
  BASIC AND DILUTED NET LOSS
  PER COMMON SHARE (PRO FORMA IN 1999)              80,322          69,967          80,042          69,967
                                                  ========        ========        ========        ========

See notes to financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (IN THOUSANDS, UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 JUNE 30, 2000     JUNE 30, 1999
                                                                                 -------------     -------------
OPERATING ACTIVITIES:
  Net loss                                                                          $ (33,062)       $ (39,197)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Noncash compensation charge                                                         2,384               --
    Depreciation and amortization                                                       5,360            4,161
    Loss on disposal of assets                                                             --              318
    Changes in assets and liabilities:
      Trade receivables                                                                (7,913)           2,806
      Inventories                                                                     (15,321)          (7,436)
      Other current and non-current assets                                                563            4,919
      Accrued interest payable to General Instrument                                       --            3,290
      Accounts payable                                                                 16,575           (5,874)
      Accrued liabilities and deferred revenue                                         (5,677)          13,622
                                                                                    ---------        ---------
           Net cash used in operating activities                                      (37,091)         (23,391)
                                                                                    ---------        ---------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (5,893)          (4,760)
  Proceeds from notes receivable                                                           --               55
  Proceeds from sale of marketable securities                                           2,113               52
                                                                                    ---------        ---------
           Net cash used in investing activities                                       (3,780)          (4,653)
                                                                                    ---------        ---------

FINANCING ACTIVITIES:
  Payment of IPO expenses                                                                (899)              --
  Proceeds from borrowings, net                                                           147               --
  Repayment of capital lease obligations                                                 (337)            (217)
  Sale of common stock                                                                  3,506               --
  General Instrument capital contribution                                                  --           34,000
                                                                                    ---------        ---------
           Net cash provided by/used in financing activities                            2,417           33,783
                                                                                    ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (38,454)           5,739

CASH AND CASH EQUIVALENTS, Beginning of period                                        128,752           28,983
                                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, End of period                                            $  90,298        $  34,722
                                                                                    =========        =========

See notes to financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the results of the interim quarter, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. The results of operations for the three-month quarter and six month period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

        In January 1998, NLC transferred its net assets, management and workforce to a newly formed limited partnership, Next Level Communications L.P. (the "Partnership"), in exchange for an 89% limited partnership interest. The Partnership recorded the net assets transferred at their historical cost. At the same time, Spencer Trask (the "General Partner" or "GI") acquired an 11% general partner interest in the Partnership in exchange for a $10.0 million cash contribution.

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

        - The Company issued a common stock dividend of 4,400,000 shares to General Instrument to reflect the additional value, $88 million, that will be received by the Company upon exercise of the warrants described below. In accordance with the Partnership agreement. NLC was entitled to receive $88.0 million exercise price. As a result of the Recapitalization, such amount will be received by the Company, should these warrants be exercised. Accordingly, General Instrument received the $88.0 million of common stock (4,400,000 shares) because it would have received that amount under the Partnership agreement.

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

        The Recapitalization was accounted for at historical cost. The accompanying financial statements represent those of the Company from November 10, 1999 and those of the Partnership for the six months ended June 30, 2000. In January 2000, General Instrument was acquired by Motorola, Inc.

3.      INVENTORIES

        Inventories at June 30, 2000 and December 31, 1999 consist of (in thousands):

                      June 30,    December 31,
                       2000          1999
                      -------       -------
Raw Materials         $13,981       $ 8,175
Work-in-process         4,974         1,542
Finished goods         18,919        12,836
                      -------       -------
Total                 $37,874       $22,553

4.      LONG-TERM DEBT

        In December 1999, the Company entered into a revolving bank line of credit ("Line") under which the Company may borrow up to the lesser of $50 million or the value of pledged collateral. At June 30, 2000, the balance outstanding was $25,000,000. Interest on the Line is at IBOR plus .7%. The Line's maturity is October 1, 2001. At June 30, 2000, there was $25,000,000 under the line of credit available to the Company. The line was secured by $25,000,000 of marketable securities held by a custodian. On July 19, 2000 the Company repaid all outstanding principal and interest related to the Line.

5.      NET LOSS AND PRO FORMA NET LOSS PER SHARE

         Basic and diluted net loss per share for the quarter ended June 30, 2000 is computed by dividing net loss by the average shares outstanding for the quarter. Pro forma basic and diluted net loss per share for the quarter ended June 30, 1999 is computed by dividing the pro forma net loss by the pro forma shares outstanding for the quarter giving effect to the Recapitalization as if it had occurred on January 1, 1999.

        The following is a reconciliation of the components of the basic and diluted net loss per share (in thousands except per share amounts):

                                                           THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                              2000             1999            2000            1999
                                                           ----------        --------        --------        --------
                                                                             PRO FORMA                       PRO FORMA
Net loss                                                   $  (14,633)       $(19,940)       $(33,062)       $(39,197)
Less: Interest expense for converted GI note payable               --           1,645              --           3,290
                                                           ----------        --------        --------        --------
Net loss                                                   $  (14,633)       $(18,295)       $(33,062)       $(35,907)
                                                           ==========        ========        ========        ========

Weighted average shares outstanding                            80,322          69,967          80,042          69,967
                                                           ==========        ========        ========        ========

Basic and diluted net loss per share                       $     (.18)       $   (.26)       $   (.41)       $   (.51)
                                                           ==========        ========        ========        ========

        For the periods ended June 30, 2000 and 1999, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):


                                          Periods Ended
                                ---------------------------------
                                June 30, 2000       June 30, 1999
                                -------------       -------------
General Partner's warrants          5,987                8,480
Outstanding employee options       19,195                6,962
                                   ------               ------
Total                              25,182               15,442


6.      COMPREHENSIVE INCOME (LOSS)

        The following table sets forth the calculation of comprehensive income(loss):

                                                         THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                           2000            1999            2000            1999
                                                         --------        --------        --------        --------
Net loss                                                 $(14,633)       $(19,940)       $(33,063)       $(39,197)
Unrealized gains (losses) on marketable securities             20              --             (68)             --
                                                         --------        --------        --------        --------
Total Comprehensive Loss                                 $(14,613)       $(19,940)       $(33,131)       $(39,197)
                                                         ========        ========        ========        ========

7.      ACQUISITIONS

        In July 2000, the Company issued 138,615 shares of common stock to purchase 100% of SoftProse, a company that provides products and development services for consumer electronics, embedded systems, real-time systems and communications systems.

        In addition, in July 2000, the Company announced the formation of a strategic partnership with Outreach Communications, L.L.C. to provide integrated broadband service to local telephone companies in rural areas. The Company will contribute $7,000,000 in cash in exchange for an ownership interest of less than 20%.

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


OVERVIEW


        We design and market broadband communications equipment that enables telephone companies and other communications service providers to cost-effectively deliver a full suite of voice, data and video services over the existing copper wire telephone infrastructure. We commenced operations in July 1994 and recorded our first sale in September 1997. From January 1998 until November 1999, we operated through Next Level Communications L.P., which was formed in connection with the transfer of all of the net assets, management and workforce of a wholly owned subsidiary of General Instrument. In November 1999, the business and assets of that partnership were merged into Next Level Communications, Inc. as part of our recapitalization. In January 2000, General Instrument was acquired by Motorola, Inc., making us an indirect subsidiary of Motorola.

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

        We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. U S WEST accounted for 67% of total revenues for the quarter ended June 30, 2000 and 61% of our total revenues for the quarter ended June 30, 1999. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

        The timing of our revenues is difficult to predict because of the length and variability of the sales cycle for our products. Customers view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant evaluation, testing and trial of our products before deploying them. This evaluation process frequently results in a lengthy sales cycle, typically ranging from six months to more than a year. While our customers are evaluating our products and before they place an order, if at all, we may incur substantial sales and marketing expenses and expend significant management efforts.

        Revenues. Our revenues consist primarily of sales of equipment and sales of data communications software. We recognize equipment revenues upon shipment of our products. Software revenues consist of sales to original equipment manufacturers that supply communications software and hardware to distributors. Software license revenues are recognized when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new software license agreements that relates to our obligations to provide customer support is deferred and recognized ratably over the maintenance period.

        Cost of revenues. Cost of equipment revenues includes direct material and labor, depreciation and amortization expense on property and equipment, warranty expenses, license fees and manufacturing and service overhead. Cost of software revenues primarily includes the cost of the media the software is shipped on (usually CDs) and documentation costs.

        Research and development. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, prototype component expenses and development contracts related to the design, development, testing and enhancement of our products. All research and development costs are expensed as incurred.

        Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing and field service support functions, executive, accounting and administrative personnel, recruiting expenses, professional fees and other general corporate expenses.

RESULTS OF OPERATIONS

        Revenues. Total revenues for the quarter ended June 30, 2000 increased to $40.2 million from $9.4 million in the quarter ended June 30, 1999. Total revenues in the first six months of 2000 increased to $70.7 million from $18.2 million in the six-month period ended June 30, 1999. The increase was primarily due to an increase in equipment sales. Total revenues for the second quarter of 2000 included $39.3 million of equipment sales, compared to $8.5 million for the comparable quarter in 1999. Equipment sales for the six-month period ended June 30, 2000 were $69.0 million, compared to $16.4 million for the comparable period in 1999.

        U S WEST accounted for $26.8 million of equipment revenue in the second quarter of 2000 as compared to $5.7 million in the second quarter of 1999. Sales to US WEST for the first half of 2000 were $52.2 million, compared to $11.6 million for the comparable period in 1999. This increase was primarily attributable to U S WEST's ability to increase its deployment in 2000. Bell Atlantic accounted for $26,000 of equipment revenue in the second quarter of 2000 as compared to $1.4 million in the comparable quarter in 1999. Sales to Bell Atlantic for the six-month periods ended June 30, 2000 and 1999 were $105,000 and $3.4 million, respectively. Sales to Bell Atlantic decreased in 2000 due to the Bell Atlantic merger with NYNEX and the new company's shift in focus from network rehabilitation to the entry into the long distance market. As a result, we do not expect significant sales to NYNEX in the near term. We expect to continue to derive substantially all of our revenues from sales of equipment to the regional Bell operating companies and local and independent telephone companies for the foreseeable future. The growth in equipment revenue in future quarters will depend upon whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

        Software revenue decreased to $836,000 in the second quarter of 2000 from $931,000 in the second quarter of 1999. Software revenue in the six-month periods ended June 30, 2000 and 1999 was $1.6 million and $1.8 million, respectively. We expect demand for our software to remain relatively flat in the near term because the market for these products is mature.

        Cost of Revenues. Total cost of revenues increased to $32.1 million in the quarter ended June 30, 2000 from $8.7 million in the second quarter of 1999. Total cost of revenues in the first six months of 2000 increased to $57.0 million from $17.1 million in the six-month period ended June 30, 1999. Our gross margin percentage increased to 20.1% in the quarter ended June 30, 2000 from 7.2% in the same 1999 period. Our gross margin percentage grew to 19.3% in the six month period ended June 30, 2000 from 5.7% in the comparable 1999 period. The increase in the cost of revenues in absolute dollars was attributable to an increase in equipment volume and consisted primarily of materials and costs associated with increasing production at our contract manufacturers. The increase in our gross margin percentage was primarily the result of higher unit volumes, leading to greater efficiencies, including lower fixed costs per unit. We currently expect gross margin improvements as we increase sales of our higher margin products, increase volume and continue implementing cost reductions. In the future, cost of sales as a percent of sales may fluctuate due to a wide variety of factors, including: the customer mix, the product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume.

        Our software gross margin percentage increased in the current quarter to 97% from 91% in the same 1999 period. Our software gross margin percentage in the six-month period ended June 30, 2000 increased to 95% from 91% in the comparable 1999 period.

        Research and development. Research and development expenses increased to $13.7 million in the quarter ended June 30, 2000 from $11.8 million in the same quarter in 1999. R&D expenses in the first six months of 2000 increased to $27.5 million from $23.1 million in the six-month period ended June 30, 1999. The increase was primarily due to an increase in research and development personnel. We believe that continued investment in research and development is critical to attaining our strategic product development and cost reduction objectives and, as a result, expect these expenses to increase in absolute dollars. We expense all of our research and development costs as incurred.

        Selling, general and administrative. Selling, general and administrative expenses were $11.0 million in the quarter ended June 30, 2000 compared to $7.6 million in the same quarter in 1999. Total SG&A expenses in the first six months of 2000 increased to $20.5 million from $14.4 million in the six-month period ended June 30, 1999. The increase is primarily attributable to the increase in the scale of our operations including additional personnel in our sales and marketing organizations, promotional expenses and other administrative expenses. We have generated higher sales expenses by hiring new sales representatives in order to increase the number and size of our customer accounts. We expect selling, general and administrative expenses to increase as we continue to add personnel and incur additional costs as we increase the scale of our operations.

        Noncash compensation charge. In the six months ended June 30, 2000, we incurred $2,384,000 of noncash compensation charges as a result of vesting that occurred upon the Motorola acquisition of General Instrument in January 2000.

        Other income (expense), net. For the quarter and six month period ended June 30, 2000, the amount primarily represents a loss on the sale of property and equipment. For the quarter and six month period ended June 30, 1999, the amount represents interest income.

        Interest income (expense). For the quarter ended June 30, 2000, the amount represents interest income earned on proceeds from our initial public offering. For the quarter ended June 30, 1999, the amount primarily represents interest on a $75 million note and accrued interest thereon payable to General Instrument contributed to us in exchange for shares of our common stock immediately prior to our initial public offering.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will adopt this statement in the fourth quarter of the year ending December 31, 2000. We do not expect any material impact as a result of adopting the guidelines of this standard.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), that clarifies guidance for certain issues related to the application of APB Opinion No. 25, Accounting for Stock Issued to employees (APB
25). FIN 44 is effective July 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily through cash contributions and borrowings from General Instrument and our initial public offering of our stock in November 1999. We will not receive additional funds from General Instrument, which was acquired by Motorola in January 2000.

        Net cash used in operating activities was $37.1 million in the six-month period ended June 30, 2000 and $23.4 million in the six-month period ended June 30, 1999. In each case, the use of cash in operating activities was primarily due to our net losses. In the six-month period ended June 30, 1999, this amount was partially offset by a $12.8 million increase in deferred revenue.

        Net cash used in investing activities of $3.8 million in the six-month period ended June 30, 2000 and $4.7 million in the six-month period ended June 30, 1999 was primarily attributable to capital expenditures to support our engineering and testing activities. As we increase the scope of our operations, we expect that our capital expenditures will increase.

        Net cash provided by financing activities of $2.4 million in the six-month period ended June 30, 2000 was primarily attributable to the sale of common stock of $3.5 million, partially offset by the payment of expenses related to our November 1999 initial public offering. In the six-month period ended June 30, 1999, net cash provided by financing activities of $33.8 million was primarily attributable to a $34.0 million capital contribution by General Instrument.

        In June 2000, Spencer Trask Holdings, Incorporated and related parties exercised warrants to purchase 2,070,000 shares of the Company's common stock. The exercise price of $10.38 per share was paid by Spencer Trask by the surrender of 423,493 additional warrants. The Company did not receive any proceeds from the sale of such common stock by Spencer Trask in June 2000.

        At June 30, 2000, we had $90.3 million of cash and cash equivalents, and $121.4 million of working capital. We anticipate that we will increase our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We may establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements.

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

WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

        We incurred net losses of $33.1 million in the six months ended June 30, 2000, and $39.2 million in the six months ended June 30, 1999. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

        We expect to continue to incur significant product development, sales and marketing, and administrative expenses. In addition, we depend in part on cost reductions to improve gross profit margins because the fixed-price nature of most of our long-term customer agreements prevents us from increasing prices. As a result, we will need to generate significant revenues and improve gross profit margins to achieve and maintain profitability. We may not be successful in reducing our costs or in selling our products in sufficient volumes to realize cost benefits from our manufacturers. We cannot be certain that we can achieve sufficient revenues or gross profit margin improvements to generate profitability.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND PROSPECTS.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE.

        Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

        - delays or cancellations of any orders by U S WEST, which accounted for approximately 67% of our revenues in the second quarter of 2000, or by any other customer accounting for a significant portion of our revenues;

        - variations in the timing, mix and size of orders and shipments of our products throughout a quarter or year;

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

BECAUSE OUR SALES CYCLE IS LENGTHY AND VARIABLE, THE TIMING OF OUR REVENUE IS DIFFICULT TO PREDICT, AND WE MAY INCUR SALES AND MARKETING EXPENSES WITH NO GUARANTEE OF A FUTURE SALE.

        Customers view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant evaluation, testing and trial of our products before deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from six months to more than a year. Before a customer places an order, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unexpected administrative, processing and other delays on the part of our customers. This is particularly true for customers for whom our products represent a very small percentage of their overall purchasing activities. As a result, sales forecasted to be made to a specific customer for a particular quarter may not be realized in that quarter; and this could result in lower than expected revenues.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FINANCING TO FUND OUR BUSINESS AND, AS A RESULT, WE MAY NOT BE ABLE TO GROW AND COMPETE EFFECTIVELY.

        We may need to raise additional funds if our estimates of revenues or capital requirements change or prove inaccurate. If we cannot raise these funds, we may not be able to grow our business. We may need additional capital if we need to respond to unforeseen technological or marketing hurdles or if we desire to take advantage of unanticipated opportunities. In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities that could require potentially significant amounts of capital. Funds may not be available at the time or times needed on terms acceptable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to make acquisitions, to develop new products or to otherwise respond to competitive pressures effectively.

OUR CUSTOMER BASE OF TELEPHONE COMPANIES IS EXTREMELY CONCENTRATED AND THE LOSS OF OR REDUCTION IN BUSINESS FROM EVEN ONE OF OUR CUSTOMERS, PARTICULARLY U S WEST, COULD CAUSE OUR SALES TO FALL SIGNIFICANTLY.

        A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. U S WEST accounted for 67% of total revenues in the second quarter of 2000 and 61% of total revenues in the second quarter of 1999. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Accordingly, we may lose revenues from our significant customers at any time.

CONSOLIDATION AMONG TELEPHONE COMPANIES MAY REDUCE OUR SALES.

        Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. For example, our sales to Bell Atlantic, previously one of our largest clients, have decreased significantly as a result of a shift in focus by Bell Atlantic resulting from its merger with NYNEX. Additionally, U S WEST, our largest customer, has recently merged with Qwest, and we cannot predict the effect that this merger will have on our sales to U S WEST.

A SIGNIFICANT MARKET FOR OUR PRODUCTS MAY NOT DEVELOP IF TELEPHONE COMPANIES DO NOT SUCCESSFULLY DEPLOY BROADBAND SERVICES SUCH AS HIGH-SPEED DATA AND VIDEO.

        Telephone companies have just recently begun offering high-speed data services, and most telephone companies have not offered video services at all. Unless telephone companies make the strategic decision to enter the market for providing broadband services, a significant market for our products may not develop. Sales of our products largely depend on the increased use and widespread adoption of broadband services and the ability of our customers to market and sell broadband services, including video services, to their customers. Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment.

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

GOVERNMENT REGULATION OF OUR CUSTOMERS AND RELATED UNCERTAINTY COULD CAUSE OUR CUSTOMERS TO DELAY THE PURCHASE OF OUR PRODUCTS.

        The Telecommunications Act requires telephone companies, such as the regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks, including facilities and equipment used to provide high-speed data and video services. These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment. The Federal Communications Commission, or FCC, recently announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. Nevertheless, other regulatory and judicial proceedings relating to telephone companies' obligations to provide elements of their network to competitors are pending. The uncertainties caused by these regulatory proceedings may cause these telephone companies to delay purchasing decisions at least until the proceedings and any related judicial appeals are completed. The outcomes of these regulatory proceedings, as well as other FCC regulation, may cause these telephone companies not to deploy services for which our products are designed or to further delay deployment. Additionally, telephone companies' deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state or federal authorities to implement infrastructure for products such as ours. Any delay in deployment of products by our customers could harm our sales.

OUR CUSTOMERS AND POTENTIAL CUSTOMERS WILL NOT PURCHASE OUR PRODUCTS IF THEY DO NOT HAVE THE INFRASTRUCTURE NECESSARY TO USE OUR PRODUCTS.

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

IF COMPETING TECHNOLOGIES THAT OFFER ALTERNATIVE SOLUTIONS TO OUR PRODUCTS ACHIEVE WIDESPREAD ACCEPTANCE, THE DEMAND FOR OUR PRODUCTS MAY NOT DEVELOP.

        Technologies that compete with our products include other telecommunications-related wireline technologies, cable-based technologies, fixed wireless technologies and satellite technologies. If these alternative technologies are chosen by our existing and potential customers, our business, financial condition and results of operations could be harmed. In particular, cable operators are currently deploying products that will be capable of delivering voice, high-speed data and video services over cable, including products from General Instrument, our principal stockholder, and Motorola, its parent. Our technology may not be able to compete effectively against these technologies on price, performance or reliability.

        Our customers or potential customers that also offer cable-based services may choose to purchase cable-based technologies. Cable service providers that offer not only data and video but also telephony over cable systems will give subscribers the alternative of purchasing all communications services from a single communications service provider, allowing the potential for more favorable pricing and a single point of contact for bill payment and customer service. If these services are implemented successfully over cable connections, they will compete directly with the services offered by telephone companies using our products. In addition, several telephone companies have commenced the marketing of video services over direct broadcast satellite while continuing to provide voice and data services over their existing copper wire infrastructure. If any of these services are accepted by consumers, the demand for our products may not develop and our ability to generate revenues will be harmed.

WE FACE INTENSE COMPETITION IN PROVIDING EQUIPMENT FOR TELECOMMUNICATIONS NETWORKS FROM LARGER AND MORE WELL-ESTABLISHED COMPANIES, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH THESE COMPANIES.

        Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, marketing and distribution resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than we are able to, which could result in the loss of current customers and impair our ability to attract potential customers.

        Our significant current customers include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC (acquired by BAE Systems, CNI Division, formerly GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, General Instrument (which has been acquired by Motorola), as well as emerging companies that are developing new technologies. Some of these competitors have existing relationships with our current and prospective customers. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial (which markets products under the Panasonic brand name), Microsoft, Network Computer, Philips, Sony, STMicroelectronics and Toshiba America, will likely introduce products that compete with our N(3) Residential Gateway product in the future. Our customer base may be attracted by the name and resources of these large, well-known companies and may prefer to purchase products from them instead of us.

CONSOLIDATION OF OUR COMPETITORS MAY CAUSE US TO LOSE CUSTOMERS AND NEGATIVELY AFFECT OUR SALES.

        Consolidation in the telecommunications equipment industry may strengthen our competitors' positions in our market, cause us to lose customers and hurt our sales. For example, Alcatel acquired DSC Communications, Lucent acquired Ascend Communications and BAE Systems, CNI Division, formerly GEC Marconi, acquired RELTEC. Acquisitions such as these may strengthen our competitors' financial, technical and marketing resources and provide them access to regional Bell operating companies and other potential customers. Consolidation may also allow some of our competitors to penetrate new markets that we have targeted, such as domestic local, independent and international telephone companies. This consolidation may negatively affect our ability to increase revenues.

IF WE DO NOT RESPOND QUICKLY TO CHANGING CUSTOMER NEEDS AND FREQUENT NEW PRODUCT INTRODUCTIONS BY OUR COMPETITORS, OUR PRODUCTS MAY BECOME OBSOLETE.

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

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THE LOSS OF THEIR SERVICES COULD DISRUPT OUR OPERATIONS AND OUR CUSTOMER RELATIONSHIPS.

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

COMPETITION FOR QUALIFIED PERSONNEL IN THE TELECOMMUNICATIONS EQUIPMENT INDUSTRY IS INTENSE, AND IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL, OUR ABILITY TO GROW OUR BUSINESS MAY BE HARMED.

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

OUR OPERATIONS AND CUSTOMER RELATIONSHIPS MAY BECOME STRAINED DUE TO RAPID EXPANSION.

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY AFFECT OUR ABILITY TO COMPETE, AND WE COULD LOSE CUSTOMERS.

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

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS, LICENSE ADDITIONAL TECHNOLOGY OR PAY MONETARY DAMAGES.

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

WE DEPEND ON THIRD-PARTY MANUFACTURERS AND ANY DISRUPTION IN THEIR MANUFACTURE OF OUR PRODUCTS WOULD HARM OUR OPERATING RESULTS.

        We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: SCI Systems and ACT Manufacturing (formerly CMC Industries). The efficient operation of our business will depend, in large part, on our ability to have these and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes while maintaining consistent quality. As our business grows, these manufacturers may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

WE HAVE NO LONG-TERM CONTRACTS WITH OUR MANUFACTURERS, AND WE MAY NOT BE ABLE TO DELIVER OUR PRODUCTS ON TIME IF ANY OF THESE MANUFACTURERS STOP MAKING OUR PRODUCTS.

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

OUR INABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OUR PRODUCTS BECAUSE OF OUR DEPENDENCE ON COMPONENTS FROM KEY SOLE SUPPLIERS COULD RESULT IN DELAYS IN THE DELIVERY OF OUR PRODUCTS AND COULD HARM OUR REVENUES.

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

THE OCCURRENCE OF ANY DEFECTS, ERRORS OR FAILURES IN OUR PRODUCTS COULD RESULT IN DELAYS IN INSTALLATION, PRODUCT RETURNS AND OTHER LOSSES TO US OR TO OUR CUSTOMERS OR END-USERS.

        Our products are complex and may contain undetected defects, errors or failures. These problems have occurred in our products in the past and additional problems may occur in our products in the future and could result in the loss of or delay in market acceptance of our products. In addition, we have limited experience with commercial deployment and we expect additional defects, errors and failures as our business expands from trials to commercial deployment at certain customers. We will have limited experience with the problems that could arise with any new products that we introduce. Further, our customer agreements generally include a longer warranty for defects than our manufacturing agreements. These defects could result in a loss of sales and additional costs and liabilities to us as well as damage to our reputation and the loss of our customers.

WE DO NOT HAVE SIGNIFICANT EXPERIENCE IN INTERNATIONAL MARKETS AND MAY HAVE UNEXPECTED COSTS AND

DIFFICULTIES IN DEVELOPING INTERNATIONAL REVENUES.

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

        To the extent that we generate international sales in the future, any negative effects on our international business could harm our business, operating results and financial condition. In particular, fluctuating exchange rates may contribute to fluctuations in our results of operations.

MOTOROLA MAY EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND AFFAIRS AND OUR STOCKHOLDER VOTES AND, FOR ITS OWN REASONS, COULD PREVENT TRANSACTIONS WHICH OUR OTHER STOCKHOLDERS MAY VIEW AS FAVORABLE.

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

OUR PRINCIPAL STOCKHOLDER AND ITS PARENT MAY HAVE INTERESTS THAT CONFLICT WITH THE BEST INTERESTS OF OUR OTHER STOCKHOLDERS AND US AND MAY CAUSE US TO FORGO OPPORTUNITIES OR TAKE ACTIONS THAT DISPROPORTIONATELY BENEFIT OUR PRINCIPAL STOCKHOLDER.

        It is possible that General Instrument or Motorola could be in a position involving a conflict of interest with us. In addition, individuals who are officers or directors both of Motorola or General Instrument and of us may have fiduciary duties to both companies. For example, a conflict may arise if our principal stockholder were to engage in activities or pursue corporate opportunities that may overlap with our business. These conflicts could harm our business and operating results. Our certificate of incorporation contains provisions intended to protect our principal stockholder and these individuals in these situations. These provisions limit your legal remedies.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

        The stock markets have in general, and with respect to high technology companies, including us, in particular, recently experienced extreme stock price and volume volatility, often unrelated to the financial performance of particular companies. The price at which our common stock will trade in the future is likely to also be highly volatile and may fluctuate substantially due to factors such as:

        -    actual or anticipated fluctuations in our operating results;

        - changes in or our failure to meet securities analysts' expectations;

        - announcements of technological innovations by us or our competitors;

        -    introduction of new products and services by us or our competitors;

        -    limited public float of our common stock;

        - conditions and trends in the telecommunications and other technology industries; and

        -    general economic and market conditions.

SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY

        As of August 8, 2000, we had 83,606,932 shares of common stock outstanding. As of August 8, 2000, Motorola owned 64,103,724 shares of our common stock and Spencer Trask owned 3,501,156 shares of our common stock and its affiliates held warrants to purchase an additional 5,986,609 shares of our common stock. If Motorola, Spencer Trask or any of our other stockholders sell substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

        Under federal securities laws, the shares beneficially owned by Motorola and the persons related to Spencer Trask, unless registered under the Securities Act, generally may be resold in the public market only following a one-year holding period that began to run on November 12, 1999. Motorola and Spencer Trask and its related persons and their transferees will be entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

        In addition, as of June 30, 2000, there were outstanding options to purchase 19,195,195 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY THAT A STOCKHOLDER MAY CONSIDER FAVORABLE.

        Several provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

        - authorizing the issuance of preferred stock without stockholder approval;

        - providing for a classified board of directors with staggered, three-year terms;

        -    prohibiting cumulative voting in the election of directors;

        -    restricting business combinations with interested stockholders;

        -    limiting the persons who may call special meetings of stockholders;

        -    prohibiting stockholder action by written consent;

        - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

        - requiring super-majority voting to effect amendments to our certificate of incorporation and by-laws.

        Some of these provisions do not currently apply to Motorola and its affiliates.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (d) In November 1999, we completed our initial public offering through an underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-85999). These funds have been the principal source of liquidity for us during the quarter ended June 30, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report and in our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our 2000 Annual Meeting of Stockholders was held on May 25, 2000. The following matters were voted upon by the stockholders:

        Election of three Class I Directors. Ferdinand C. Kuznik, John McCartney and Richard Severns were elected to serve terms extending from the date of election and qualification, continuing through the third Annual Meeting of Stockholders following election. Furthermore, each of their terms will also continue until their resignation, removal from office, or until the time when a successor director is elected and qualified. The result of the voting was as follows: 76,095,356 shares in favor of Ferdinand C. Kuznik, with 37,469 shares withheld, 76,094,681 shares in favor of John McCartney, with 38,144 shares withheld, and 74,573,546 shares in favor of Richard Severns, with 1,559,279 shares withheld. The terms of office of our other Directors, Lynn Forester, Paul
S. Latchford and Dennis Rheault continue until the 2001 Annual Meeting of Stockholders, and Peter W. Keeler, Scott Poteracki and Richard C. Smith continue until the 2002 Annual Meeting of Stockholders.

        Approval of the Amendment to the 1999 Equity Incentive Plan which increased the number of shares available for issuance under the plan. The result of the vote was 73,081,398 shares in favor, 3,044,866 shares against, and 6,561 shares abstaining.

        Ratification of the selection of Deloitte & Touche LLP as our independent auditors for our current fiscal year ending December 31, 2000. The result of the vote was 76,126,903 shares in favor, 2,373 shares against, and 3,549 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        The following exhibits are included as part of this report:

        Exhibit

          No.                    Description of Exhibit
          ---                    ----------------------
         27. 1                   Financial Data Schedule

        (b) Reports on Form 8-K:

        None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEXT LEVEL COMMUNICATIONS, INC.



Date:  August 11, 2000                 By:     /s/  PETER W. KEELER
                                          --------------------------------------
                                           Peter W. Keeler
                                           Chief Executive Officer and President


Date:  August 11, 2000                 By:     /s/ JAMES T. WANDREY
                                          --------------------------------------
                                           James T. Wandrey
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit
-----------                ----------------------
  27.1.1                   Financial Data Schedule.