Form 10-Q
period 2000-09-30
NEXT LEVEL COMMUNICATIONS INC
filed 2000-11-14
CIK 1093802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27877

                         NEXT LEVEL COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                             94-3342408
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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter quarter that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares of our common stock, par value $0.01 per share, outstanding as of November 1, 2000 was approximately 83,924,108.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                   Page No.
                                                                                   --------
Item 1.  Condensed Consolidated Financial Statements...............................1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................23

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................23

Item 2.  Changes in Securities and Use of Proceeds.................................23

Item 6.  Exhibits and Reports on Form 8-K..........................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEXT LEVEL COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                          SEPTEMBER 30, 2000      DECEMBER 31, 1999
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  54,893              $ 128,752
  Marketable securities                                       14,967                 14,971
  Trade receivables, less allowance for doubtful
     accounts of $1,332 and $1,337, respectively              35,903                 13,879
  Other receivables                                            3,857                  1,435
  Inventories                                                 55,866                 22,553
  Receivable from Motorola                                         -                    950
  Prepaid expenses and other current assets                    3,712                  1,792
                                                           ---------              ---------
           Total current assets                              169,198                184,332


INVESTMENTS                                                   36,316                 30,151
PROPERTY AND EQUIPMENT,  Net                                  51,892                 48,263
INTANGIBLES (less accumulated amortization of $5,800
   and $3,141, respectively)                                  19,372                  5,065
                                                           ---------              ---------
TOTAL                                                      $ 276,778              $ 267,811
                                                           =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $  44,001              $  13,261
  Other accrued liabilities                                   17,028                 11,375
  Deferred revenue                                             7,447                 11,148
  Current portion of capital lease obligations                   376                    600
                                                           ---------              ---------
           Total current liabilities                          68,852                 36,384
                                                           ---------              ---------
LONG-TERM DEBT                                                25,000                 24,853
                                                           ---------              ---------
LONG-TERM CAPITAL LEASE OBLIGATIONS                               88                    346
                                                           ---------              ---------

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value, 400,000,000 shares authorized;
    shares issued and outstanding, 83,780,903 and 79,752,000,
    respectively                                                 772                   754
  Additional paid-in capital                                 433,982               412,930
  Accumulated deficit                                       (251,527)             (205,072)
  Unrealized loss on marketable securities                       (37)                   -
  Unearned compensation                                         (352)               (2,384)
                                                            ---------             ---------
           Total stockholders' equity                         182,838               206,228
                                                            ---------             ---------

TOTAL                                                       $ 276,778             $ 267,811
                                                            =========           =========

See notes to condensed consolidated financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
SEPTEMBER 30, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                    Nine Months Ended
                                                 SEPTEMBER 30, 2000   SEPTEMBER 30, 1999  SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
REVENUES:
  Equipment                                           $  47,126           $  13,419           $ 116,155           $  29,848
  Software                                                1,144                 821               2,770               2,582
                                                      ---------           ---------           ---------           ---------
           Total revenues                                48,270              14,240             118,925              32,430
                                                      ---------           ---------           ---------           ---------

COST OF REVENUES:
  Equipment                                              36,132              12,759              93,099              29,741
  Software                                                    7                  70                  89                 228
                                                      ---------           ---------           ---------           ---------
           Total cost of revenues                        36,139              12,829              93,188              29,969
                                                      ---------           ---------           ---------           ---------
GROSS PROFIT                                             12,131               1,411              25,737               2,461
                                                      ---------           ---------           ---------           ---------

OPERATING EXPENSES:
  Research and development                               13,053              12,810              40,549              35,861
  Selling, general and administrative                    13,705               7,836              34,235              22,220
  Noncash compensation charge -                               -               2,384                   -                   -
                                                      ---------           ---------           ---------           ---------
           Total operating expenses                      26,758              20,646              77,168              58,081
                                                      ---------           ---------           ---------           ---------
OPERATING LOSS                                          (14,627)            (19,235)            (51,431)            (55,620)

OTHER INCOME (EXPENSE), Net                                 (30)                (17)                (82)               (263)
INTEREST INCOME (EXPENSE)                                 1,264              (1,499)              5,058              (4,065)
                                                      ---------           ---------           ---------           ---------
NET LOSS                                              $ (13,393)          $ (20,751)          $ (46,455)          $ (59,948)
                                                      =========           =========           =========           =========
BASIC AND DILUTED NET
   LOSS PER COMMON SHARE (PRO FORMA IN 1999)          $    (.16)          $    (.27)          $    (.57)          $    (.79)
                                                      =========           =========           =========           =========
SHARES USED TO COMPUTE
   BASIC AND DILUTED NET LOSS
   PER COMMON SHARE (PRO FORMA IN 1999)                  83,483              69,967              81,164              69,967
                                                      =========           =========           =========           =========

See notes to condensed consolidated financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(IN THOUSANDS, UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                            SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
OPERATING  ACTIVITIES:
  Net loss                                                       $ (46,455)          $ (59,948)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Noncash compensation charge                                      2,384                   -
    Depreciation and amortization                                    9,474               6,504
    Loss on disposal of assets                                          62                 300
    Changes in assets and liabilities:
      Trade receivables                                            (21,818)             (3,275)
      Inventories                                                  (33,313)             (4,823)
      Other current and non-current assets                          (3,389)              2,567
      Accrued interest payable to General Instrument                     -               5,010
      Accounts payable                                              30,649              (5,053)
      Accrued liabilities and deferred revenue                       1,952              14,340
                                                                 ---------           ---------
           Net cash used in operating activities                   (60,454)            (44,378)
                                                                 ---------           ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment                               (11,093)             (6,186)
  Proceeds from notes receivable                                         -                  80
  Purchases of investments, net                                     (6,186)                  -
                                                                 ---------           ---------
           Net cash used in investing activities                   (17,279)             (6,106)
                                                                 ---------           ---------
FINANCING ACTIVITIES:
  Payment of IPO expenses                                             (899)                  -
  Proceeds from borrowings, net                                        147                   -
  Repayment of capital lease obligations                              (482)                  -
  Issuance of common stock                                           5,108                   -
  General Instrument capital contribution                                -              34,000
                                                                 ---------           ---------
           Net cash provided by financing activities                 3,874              34,000
                                                                 ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (73,859)            (16,484)

CASH AND CASH EQUIVALENTS, Beginning of period                     128,752              28,983

CASH AND CASH EQUIVALENTS, End of period                         $  54,893           $  12,499
                                                                 =========           =========

See notes to condensed consolidated financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the results of the interim quarter, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

      On August 24, 1999 the Partnership formed the Company as a wholly owned subsidiary. On October 14, 1999, the Company effected a 1-for-3 reverse stock split.

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

      On November 9, 1999, the Company issued 9,775,000 shares of common stock at $20.00 per share for net proceeds of $177,016,000 in an initial public offering (the "Offering"). Prior to the completion of the Offering, the following recapitalization transactions (the "Recapitalization") occurred:

      o The note payable and accrued interest to General Instrument of $86.8 million was converted into 4,337,633 shares of the Company's common stock.

      o The Partnership and NLC (a wholly owned subsidiary of General Instrument) were merged into the Company. As part of this merger, the General Partner received 5,863,329 shares of the Company's common stock and General Instrument received 55,366,091 shares of the Company's common stock in exchange for their respective partnership interests.

      o The Company issued a common stock dividend of 4,400,000 shares to General Instrument to reflect the additional value, $88 million, that will be received by the Company upon exercise of the warrants described below. In accordance with the Partnership agreement, NLC was entitled to receive $88.0 million exercise price. As a result of the Recapitalization, such amount will be received by the Company, should these warrants be exercised. Accordingly, General Instrument received the $88.0 million of common stock (4,400,000 shares) because it would have received that amount under the Partnership agreement.

      o The General Partner's option and the Partnership agreement to acquire up to 11% of NLC upon an initial public offering was converted into warrants to acquire 8,480,102 shares of the Company's common stock at $10.38 per share.

      o Options granted to employees of the Partnership to purchase shares of NLC were converted on a one-for-one basis into options to purchase a total of 6,964,904 shares of the Company's common stock.

         The Recapitalization was accounted for at historical cost. The accompanying financial statements represent those of the Company from November 10, 1999 and those of the Partnership for the nine months ended September 30, 1999. In January 2000, General Instrument was acquired by Motorola, Inc.

3.    INVENTORIES

      Inventories at September 30, 2000 and December 31, 1999 consist of (in thousands):

                                                September 30,          December 31,
                                                     2000                  1999
                                                -------------          ------------
Raw Materials                                      $18,472               $ 8,175
Work-in-process                                      3,050                 1,542
Finished goods                                      34,344                12,836
                                                   -------               -------
Total                                              $55,866               $22,553

4.    LONG-TERM  DEBT

      In December 1999, the Company entered into a revolving bank line of credit ("Line") under which the Company may borrow up to the lesser of $50 million or the value of pledged collateral. At September 30, 2000, the balance outstanding was $25,000,000. Interest on the Line is at IBOR plus .7%. The Line's maturity is October 1, 2001. At September 30, 2000, there was $25,000,000 under the line of credit available to the Company. The line was secured by $25,000,000 of marketable securities held by a custodian. On October 20, 2000, the Company repaid all outstanding principal and interest related to the Line.

5.    NET LOSS AND PRO FORMA NET LOSS PER SHARE

      Basic and diluted net loss per share for the three months and nine months ended September 30, 2000 is computed by dividing net loss by the average shares outstanding for the periods. Pro forma basic and diluted net loss per share for the three months and nine months ended September 30, 1999 is computed by dividing the pro forma net loss by the pro forma shares outstanding for the periods giving effect to the Recapitalization as if it had occurred on January 1, 1999.

      The following is a reconciliation of the components of the basic and diluted net loss per share (in thousands except per share amounts):

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30     SEPTEMBER 30      SEPTEMBER 30    SEPTEMBER 30
                                                              2000             1999              2000            1999
                                                                             PRO FORMA                         PRO FORMA
Net loss                                                    $(13,393)        $(20,751)        $ (46,455)       $(59,948)
Less: Interest expense for converted GI note payable               -            1,720                 -           5,010
                                                            --------         --------         ---------        --------
Net loss                                                    $(13,393)        $(19,031)        $ (46,455)       $(54,938)
                                                            ========         ========         =========        ========

Weighted average shares outstanding                           83,483           69,967            81,164          69,967
                                                            ========         ========         =========        ========
Basic and diluted net loss per share                        $   (.16)        $   (.27)        $    (.57)       $   (.79)
                                                            ========         ========         =========        ========

      For the periods ended September 30, 2000 and 1999, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                       Periods            Ended
                                                    September 30,      September 30,
                                                        2000               1999
                                                    -------------      -------------
General Partner's warrants                              5,987              8,480
Outstanding employee options                           20,701              6,946
                                                       ------             ------
Total                                                  26,688             15,426


6.    COMPREHENSIVE INCOME (LOSS)

      The following table sets forth the calculation of comprehensive income
(loss):

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                          2000           1999           2000           1999
Net loss                                                $(13,393)      $(20,751)      $(46,455)      $(59,948)
Unrealized gains (losses) on marketable securities            31             --            (37)            --
                                                        --------       --------       --------       --------
Total comprehensive loss                                $(13,362)      $(20,751)      $(46,492)      $(59,948)
                                                        ========       ========       ========       ========

7.    ACQUISITIONS

      In July 2000, the Company acquired SoftProse, a company that provides products and development services for consumer electronics, embedded systems, real-time systems and communications systems. The total purchase price was $16.9 million, in the form of the issuance of 138,615 shares of the Company's common stock. Goodwill of $16.3 million arising from the acquisition will be amortized over three years.

      In July 2000, the Company announced the formation of a strategic partnership with OutReach Communications, L.L.C. to provide integrated broadband service to local telephone companies in rural areas. The Company contributed $7.0 million in cash in exchange for an ownership interest of less than 20%.

      In September 2000, the Company made a $3.0 million investment in Expanse Networks Inc., a developer of addressable television ad delivery systems and software for broadband networks.

      On November 7, 2000, the Company made a $5.0 million investment in Virtual Access, a network access company.


8.    RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement of Financial Accounting Standards No. 133, will be effective for our fiscal year ending December 31, 2001. We are currently evaluating what impact, if any, this standard will have on our consolidated financial statements.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will adopt this statement in the fourth quarter of the year ending December 31, 2000. We are currently evaluating what impact, if any, SAB No. 101 will have on our consolidated financial statements.

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

      We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest (formerly U S
WEST) accounted for 47% of total revenues for the quarter ended September 30, 2000 and 59% of our total revenues for the quarter ended September 30, 1999. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

      The timing of our revenues is difficult to predict because of the length and variability of the sales cycle for our products. Customers view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant evaluation, testing and trial of our products before deploying them. This evaluation process frequently results in a lengthy sales cycle, typically ranging from nine months to more than a year. While our customers are evaluating our products and before they place an order, if at all, we may incur substantial sales and marketing expenses and expend significant management efforts.

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

RESULTS OF OPERATIONS

      Revenues. Total revenues for the quarter ended September 30, 2000 increased to $48.3 million from $14.2 million in the quarter ended September 30, 1999. Total revenues in the first nine months of 2000 increased to $118.9 million from $32.4 million in the nine-month period ended September 30, 1999. The increase was primarily due to an increase in equipment sales. Total revenues for the third quarter of 2000 included $47.1 million of equipment sales, compared to $13.4 million for the comparable quarter in 1999. Equipment sales for the nine-month period ended September 30, 2000 were $116.2 million, compared to $29.8 million for the comparable period in 1999.

      Qwest accounted for $22.5 million of equipment revenue in the third quarter of 2000 as compared to $8.3 million in the third quarter of 1999. Sales to Qwest for the nine-month period ended September 30, 2000 were $74.7 million, compared to $19.9 million for the comparable period in 1999. This increase was primarily attributable to Qwest's increased deployment in 2000. We expect to continue to derive substantially all of our revenues from sales of equipment to Qwest and local, foreign and independent telephone companies for the foreseeable future. The growth in equipment revenue in future quarters will depend upon whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

      Software revenue increased to $1.1 million in the third quarter of 2000 from $821,000 in the third quarter of 1999. Software revenue in the nine-month periods ended September 30, 2000 and 1999 was $2.8 million and $2.6 million. We expect demand for our software to remain relatively flat in the near term because the market for these products is mature.

      Cost of Revenues. Total cost of revenues increased to $36.1 million in the quarter ended September 30, 2000 from $12.8 million in the third quarter of 1999. Total cost of revenues in the first nine months of 2000 increased to $93.2 million from $30.0 million in the nine-month period ended September 30, 1999. Our gross margin percentage increased to 25.1% in the quarter ended September 30, 2000 from 9.9% in the same 1999 period. Our gross margin percentage grew to 21.6% in the nine month period ended September 30, 2000 from 7.6% in the comparable 1999 period. The increase in our gross margin percentage was primarily the result of higher unit volumes, leading to greater efficiencies, including lower fixed costs per unit. We currently expect gross margin improvements as we increase sales of our higher margin products, increase volume and continue implementing cost reductions. In the future, cost of sales as a percent of sales may fluctuate due to a wide variety of factors, including: the customer mix, the product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume.

      Research and development. Research and development expenses increased to $13.1 million in the quarter ended September 30, 2000 from $12.8 million in the same quarter in 1999. R&D expenses in the first nine months of 2000 increased to $40.5 million from $35.9 million in the nine-month period ended September 30, 1999. The increase was primarily due to an increase in research and development personnel. We believe that continued investment in research and development is critical to attaining our strategic product development and cost reduction objectives and, as a result, expect these expenses to increase in absolute dollars. We expense all of our research and development costs as incurred.

      Selling, general and administrative. Selling, general and administrative expenses were $13.7 million in the quarter ended September 30, 2000 compared to $7.8 million in the same quarter in 1999. Total SG&A expenses in the first nine months of 2000 increased to $34.2 million from $22.2 million in the nine-month period ended September 30, 1999. The increase is primarily attributable to the increase in the scale of our operations including additional personnel in our sales and marketing organizations, promotional expenses and other administrative expenses. We have generated higher sales expenses by hiring new sales representatives in order to increase the number and size of our customer accounts. We expect selling, general and administrative expenses to increase as we continue to add personnel and incur additional costs as we increase the scale of our operations.

      Noncash compensation charge. In the nine months ended September 30, 2000, we incurred $2,384,000 of noncash compensation charges as a result of vesting of employee stock options that occurred upon the Motorola acquisition of General Instrument in January 2000.

      Interest income (expense). For the quarter and nine month period ended September 30, 2000, the amount represents interest income earned on proceeds from our initial public offering. For the quarter and nine month period ended September 30, 1999, the amount primarily represents interest on a $75 million note and accrued interest thereon payable to General Instrument contributed to us in exchange for shares of our common stock immediately prior to our initial public offering.

     Pro forma net loss per share. The following is a reconciliation of the components of basic and diluted net loss per share excluding amortization of Goodwill, stock option expense, interest expense and non-cash compensation charges for the quarter and nine month periods ended September 30, 2000 and 1999 (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                       2000          1999            2000          1999
Net loss                                            $ (13,393)     $ (20,751)     $ (46,455)     $ (59,948)
Less: Stock Compensation Charge                                                       2,384
Less: Amortization of Goodwill                          1,408                         1,906            747
Less: Stock Option Expense                              1,573                         1,573
Less: Interest expense for converted
  GI note payable                                          --          1,720             --          5,010
                                                    ---------      ---------      ---------      ---------
Pro forma net loss                                  $ (10,412)     $ (19,031)     $ (40,592)     $ (54,191)
                                                    =========      =========      =========      =========
Weighted average shares outstanding                    83,483         69,967         81,164         69,967
                                                    =========      =========      =========      =========
Pro forma basic and diluted net loss per share      $    (.12)     $    (.27)     $    (.50)     $    (.77)
                                                    =========      =========      =========      =========

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations primarily through cash contributions and borrowings from General Instrument and our initial public offering of our stock in November 1999. We will not receive additional funds from Motorola, which acquired General Instrument in January 2000.

      Net cash used in operating activities was $60.5 million in the nine-month period ended September 30, 2000 and $44.4 million in the nine-month period ended September 30, 1999. In each case, the use of cash in operating activities was primarily due to our net losses. In the current nine-month period, net cash used increased due to a $22.0 million increase in trade receivables and a $33.3 million increase in inventory, partially off-set by a $30.7 million increase in accounts payable.

      Net cash used in investing activities of $17.3 million in the nine-month period ended September 30, 2000 and $6.1 million in the nine-month period ended September 30, 1999 was primarily attributable to capital expenditures to support our engineering and testing activities. As we increase the scope of our operations, we expect that our capital expenditures will increase. In the current period, investments, net increased by $6.2 million. The increase was due to a $10.0 million investment in Expanse Networks, Inc. and OutReach Communications L.L.C., partially offset by the sale of marketable securities.

      Net cash provided by financing activities of $3.9 million in the nine-month period ended September 30, 2000 was primarily attributable to the issuance of common stock of $5.1 million, partially offset by the payment of expenses related to our November 1999 initial public offering. In the nine-month period ended September 30, 1999, net cash provided by financing activities of $34.0 million was attributable to a capital contribution by General Instrument.

      At September 30, 2000, we had $54.9 million of cash and cash equivalents, and $100.3 million of working capital. We anticipate that we will increase our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. We may establish sales offices and lease additional space, which will require us to commit to additional lease obligations, purchase equipment and install leasehold improvements.

      We have commitments with suppliers to purchase a total of approximately $35.4 million of components through 2002.

      We expect to experience significant growth in our operating expenses for the foreseeable future. As a result, we anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Our long term operating and capital lease obligations are generally less than $3.0 million per year. Other than capital lease commitments, we have no material commitments for capital expenditures. As we increase the scope of our operations, we expect that our capital expenditures will increase. We believe that our cash on hand, together with available credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, it may still be necessary to obtain additional equity or debt financing either during or after the next 12 months if we are not able to generate sufficient cash from operating activities to meet our capital expenditure and working capital needs. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

RISK FACTORS

         You should carefully consider the risk factors set forth below.

WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

         We incurred net losses of $46.5 million in the nine months ended September 30, 2000, and $59.9 million in the nine months ended September 30, 1999. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE.

      Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

      - delays or cancellations of any orders by Qwest, which accounted for approximately 47% of our revenues in the third quarter of 2000, or by any other customer accounting for a significant portion of our revenues;

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

OUR CUSTOMER BASE OF TELEPHONE COMPANIES IS EXTREMELY CONCENTRATED AND THE LOSS OF OR REDUCTION IN BUSINESS FROM EVEN ONE OF OUR CUSTOMERS, PARTICULARLY QWEST, COULD CAUSE OUR SALES TO FALL SIGNIFICANTLY.

      A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 47% of total revenues in the third quarter of 2000 and 59% of total revenues in the third quarter of 1999. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Accordingly, we may lose revenues from our significant customers at any time, which could have a material adverse effect on us.

CONSOLIDATION AMONG TELEPHONE COMPANIES MAY REDUCE OUR SALES.

      Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. For example, our sales to Bell Atlantic, previously one of our largest clients, have decreased significantly as a result of a shift in focus by Bell Atlantic resulting from its merger with NYNEX. Additionally, U S WEST, our largest customer, has recently merged with Qwest, and we cannot predict the effect that this merger will have on our sales to U S WEST (now Qwest).

BECAUSE OUR SALES CYCLE IS LENGTHY AND VARIABLE, THE TIMING OF OUR REVENUE IS DIFFICULT TO PREDICT, AND WE MAY INCUR SALES AND MARKETING EXPENSES WITH NO GUARANTEE OF A FUTURE SALE.

      Customers view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant evaluation, testing and trial of our products before deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from nine months to more than a year. Before a customer places an order, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unexpected administrative, processing and other delays on the part of our customers. This is particularly true for customers for whom our products represent a very small percentage of their overall purchasing activities. As a result, sales forecasted to be made to a specific customer for a particular quarter may not be realized in that quarter; and this could result in lower than expected revenues.

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

      Our significant current customers include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC (acquired by BAE Systems, CNI Division, formerly GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, General Instrument (which has been acquired by Motorola), as well as emerging companies that are developing new technologies. Some of these competitors have existing relationships with our current and prospective customers. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial which markets products under the Panasonic brand name, Microsoft, Network Computer, Philips, Sony, STMicroelectronics and Toshiba America, will likely introduce products that compete with our N(3) Residential Gateway product in the future. Our customer base may be attracted by the name and resources of these large, well-known companies and may prefer to purchase products from them instead of us.

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

      Motorola beneficially owns approximately 77% of the outstanding shares of our common stock. Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

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

      It is possible that Motorola could be in a position involving a conflict of interest with us. In addition, individuals who are officers or directors of Motorola and of us may have fiduciary duties to both companies. For example, a conflict may arise if our principal stockholder were to engage in activities or pursue corporate opportunities that may overlap with our business. These conflicts could harm our business and operating results. Our certificate of incorporation contains provisions intended to protect our principal stockholder and these individuals in these situations. These provisions limit your legal remedies.

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

SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY

      As of November 1, 2000, we had 83,924,108 shares of common stock outstanding. As of November 1, 2000, Motorola owned 64,103,724 shares of our common stock and Spencer Trask owned 3,863,329 shares of our common stock and its affiliates held warrants to purchase an additional 5,986,609 shares of our common stock. If Motorola, Spencer Trask or any of our other stockholders sell substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

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

      In addition, as of September 30, 2000, there were outstanding options to purchase 20,701,197 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) On July 14, 2000, we issued an aggregate of 138,615 shares of our common stock to the stockholders of SoftProse, Inc. in connection with our acquisition of all of the outstanding stock of SoftProse. We relied on section 4(2) of the Securities Act in connection with the issuance of those shares.

      (d) In November 1999, we completed our initial public offering through an underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-85999). These funds have been the principal source of liquidity for us during the quarter ended September 30, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report and in our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

      The following exhibits are included as part of this report:

      Exhibit
         No.         Description of Exhibit
      -------        ----------------------
        10.1         Form of indemnification agreement entered into by Mssrs.
                     Keeler, Eames, Wandrey, Weeks, Van Welzen, Uraz, Pachynski,
                     Tuhy and Zar on April 14, 2000.

        27.1         Financial Data Schedule

      (b) Reports on Form 8-K:

      None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEXT LEVEL COMMUNICATIONS, INC.



Date:  November 14, 2000          By:     /s/  PETER W. KEELER
                                      ------------------------
                                        Peter W. Keeler
                                        Chief Executive Officer and President

Date:  November 14, 2000          By:     /s/ JAMES T. WANDREY
                                      ------------------------
                                        James T. Wandrey
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No.          Description of Exhibit
-----------          ----------------------
  10.1               Form of indemnification agreement entered into by Mssrs.
                     Keeler, Eames, Wandrey, Weeks, Van Welzen, Uraz, Pachynski,
                     Tuhy and Zar on April 14, 2000.

  27.1               Financial Data Schedule