Form 10-K
period 2000-12-31
NEXT LEVEL COMMUNICATIONS INC
filed 2001-03-19
CIK 1093802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

               TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
        COMMON STOCK, PAR VALUE $0.01                     NASDAQ NATIONAL MARKET

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $153,977,320 as of February 28, 2001.

     As of February 28, 2001, the registrant had 84,712,240 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENTS                                      FORM 10-K REFERENCES
                    ---------                                      --------------------
Portions of our Definitive Proxy Statement for our      Items 10-13
upcoming Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
                               PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   45
                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........   45
Item 11.  Executive Compensation......................................   45
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   45
Item 13.  Certain Relationships and Related Transactions..............   45
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   45
Exhibits..............................................................   45

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

OVERVIEW

     We design and market broadband communications equipment that enables telephone companies and other communications service providers to cost-effectively deliver a full suite of voice, high-speed data and digital video services over the existing copper telephone wire infrastructure. Service providers who deploy our equipment can either offer voice, data and video services in a single product offering or offer each service separately depending on subscriber demand and the service provider's objectives. We believe that by installing our equipment, telephone companies and other emerging communications service providers will be able to capitalize on, and compete effectively in, the emerging market for integrated voice, data and video services. Our products consist of equipment located at the telephone company's central office or exchange, in the field and at the subscriber's home or business.

     We commenced operations in July 1994 and recorded our first sale in September 1997. From January 1998 until November 1999, we operated through Next Level Communications L.P., which was formed as the result of the transfer of all of the net assets, management and workforce of a wholly owned subsidiary of General Instrument. In November 1999, the business and assets of that partnership were merged into Next Level Communications, Inc. as part of our recapitalization. In November 1999, we completed an initial public offering of our common stock, raising approximately $177.0 million in net proceeds. In January 2000, General Instrument was acquired by Motorola, Inc., making us an indirect subsidiary of Motorola. As a result of the transactions that occurred in connection with our recapitalization, Motorola, through General Instrument, owns 64,103,724 shares of our common stock constituting approximately 76% of our outstanding common stock on a fully diluted basis as of December 31, 2000. Kevin Kimberlin Partners, LP (an affiliate of our former General Partner, Spencer Trask) and its affiliates own, including shares issuable upon exercise of outstanding warrants, 7,221,892 shares of common stock in the aggregate, constituting approximately 8% of our outstanding common stock on a fully diluted basis as of December 31, 2000.

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

     Cost Effective Product Deployment. Our product design reduces the cost and complexity often associated with deploying multiple services to end users. Because telephone companies often use separate equipment for each communications service, they require multiple equipment purchases, installations, training procedures, maintenance procedures and network management packages. In contrast, our products deliver all services from a single system. By integrating many traditionally separate functions, our products allow telephone companies to incrementally add services by simply installing new modules into our existing equipment, rather than purchasing entirely new infrastructure equipment. Additionally, our products installed in the house or office deliver video and data services from a single networked set-top box, thus eliminating the need for set-top boxes or modems for different services or separately located TVs and PCs. We believe our products provide cost savings, reduce trouble calls and ease installation compared to other equipment that often consists of separate systems, each of which corresponds to one service and which may not operate effectively together.

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

     Broadband Digital Terminal. The Broadband Digital Terminal is the central element of our product suite, providing centralized access to both broadband and narrowband core networks and related voice, data and video services. The Broadband Digital Terminal is typically located in a telephone company's central office, or at a remote building basement or hut where it connects with central office equipment including voice and data switches and billing systems. On the subscriber side, the Broadband Digital Terminal provides high-speed connections to remote Universal Service Access Multiplexers or Broadband Network Units that can support several thousand telephone subscribers or combinations thereof. The Broadband Digital Terminal has the capacity for broadband applications such as video-on-demand and high definition television. Also, because the Broadband Digital Terminal supports different remote terminals, changes to network layouts or transmission media, copper or fiber, do not require different Broadband Digital Terminals.

     Universal Service Access Multiplexer. We designed the Universal Service Access Multiplexer to use existing copper wire to connect to a customer's home or office. This product can be connected with fiber optic cable to the Broadband Digital Terminal. Each Universal Service Access Multiplexer can support up to 32 video and/or data subscribers via Very High Bit Rate Digital Subscriber Line of Asymmetric Digital Subscriber Line technology or up to 96 voice subscribers. By using modular components, a single Universal Service Access Multiplexer enables multiple voice, data and video services. The Universal Service Access Multiplexer can be deployed in the telephone company's central office or remotely. Because the Universal Service Access Multiplexer is flexible in terms of where it can be located in the network, as well as the services it can support, its use can reduce both the costs and the complexity of deploying new high-speed data and video services.

     Broadband Network Unit. The Broadband Network Unit is used with Fiber to the Curb installations where fiber optic cable is deployed up to a location relatively close to the customer's home or office. The Broadband Network Unit supports voice, data and video services, and can be mounted on a telephone pole, a pedestal or a wall. The Broadband Network Unit provides voice, high-speed data and video service for clusters of up to 16 video and/or data and up to 36 voice subscribers. Our Broadband Network Unit is particularly suited to situations where a new network is being built, or where existing copper wire is being upgraded by the installation of fiber optic cable as the transmission medium for residences or larger apartment buildings or offices. The advanced design and environmentally secure housing of the Broadband Network Unit helps to reduce in-field trouble calls.

     N(3) Residential Gateway. Our N(3) Residential Gateway product is a single set-top box that delivers integrated data and video services. One N(3) Residential Gateway enables multiple televisions and PCs to be served from the same copper line coming into the customer's home or office. Traditionally, the high cost of customer home or office equipment for broadband services has been a limiting factor in the deployment of broadband services to multiple televisions or personal computers. Historically, a customer would have to obtain multiple modems or set-top boxes to support services to multiple televisions or personal computers. In contrast, our N(3) Residential Gateway simultaneously provides three independent high quality digital video streams that can be distributed throughout a home or office using standard coaxial cable. The N(3) Residential Gateway also supports enhanced telephone services, such as an indicator on the television that a message is waiting on the customer's answering machine or service as well as on-screen caller ID. The data port in our N(3) Residential Gateway supports high-speed connectivity to the Internet or remote work-at-home access.

     N(3) ETHERset. Our N(3) ETHERset is a data-only, desktop device that provides a powerful, low-cost solution for delivering high-speed Internet or data services to subscribers in residences, small businesses, branch offices and the like. Individual or multiple PCs can be connected to a single N(3) ETHERset.

     Element Management Systems. Our products can be managed remotely by our N(3)View-1 Element Management System and our N(3) View-2 Service Manager. The View-1 Element Management System enables service providers to manage our equipment and their other systems and products. The View-2 Service Manager enables service providers to manage delivery of voice, data and video services to their customers.

CUSTOMERS

     We market and sell our products through our direct sales force to service providers. For the year ended December 31, 2000, approximately 56% of our sales were to Qwest. Additionally, we have increased our sales to the local, independent and international telephone companies in the current year. During the year ended December 31, 2000, we had 62 customers that purchased at least $100,000 of our products.

     Qwest: In August 1997, we entered into an agreement with Qwest (formerly US
WEST) through which Qwest may purchase, without obligation to do so, up to 450,000 N(3) Residential Gateways and associated central office and field equipment, in eight of the 14 states in which Qwest currently operates over a five-year period. We recorded our first sale to Qwest in September 1997 for deployment of video and data service to Qwest's customers in Phoenix, Arizona. In October 1998, Qwest selected our product to provide voice applications in six of the 14 states that Qwest serves. Sales to Qwest represented 56% of our revenues in 2000, 67% in 1999 and 68% in 1998. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product.

     Others: Our customers also include Hutchinson Telephone, Paul Bunyan Rural Telephone, Chibardun Telephone, Horizon, New ULM, Washington, Wood County, Hickory Tech, Clearlake, Cablevision, Bell Canada, All West and Northstar Telephone.

TECHNOLOGY

     We believe the following key technologies have been instrumental in our ability to provide what we believe is the world's only integrated, complete solution for the delivery of integrated voice, high-speed data and digital video services over the existing telephone copper wires.

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

RESEARCH AND DEVELOPMENT

     As of February 28, 2001, we had 242 full time employees and four independent contractors engaged in research and development. We believe that our future success depends on our ability:

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

     We have focused our research and development expenditures for the past several years on creating a complete solution for the delivery of voice, data and video services using the existing infrastructure of telephone companies. We have also concentrated on developing the associated customer premises equipment, including our N(3) Residential Gateway, and on developing our N(3) View-1 Element Management Systems. In 2000, 1999 and 1998, research and development expenses were $55.8 million, $48.5 million and $47.1 million. We believe that our extensive experience in designing and implementing high-quality network components has enabled us to develop integrated systems solutions. We seek to constantly improve our existing products, including developing additional home and office products and higher speed interfaces for our products.

SALES AND MARKETING

     We primarily market and sell our products through a direct sales force located in North America that consisted of 73 people as of February 28, 2001. To date, sales activities have been focused primarily on the regional Bell operating companies. More recently, we have focused on emerging opportunities within the local, independent and international telephone markets. We are currently expanding our sales organization to focus on these emerging customer opportunities. As of February 28, 2001, 22 sales people were focused solely on sales to local telephone companies. Because of the potential importance of our products to our customers' networks, we focus our selling efforts at many levels within each customer's organization.

     We have a variety of marketing programs and initiatives to support the sale and distribution of our products. As of February 28, 2001, we had 12 full time employees engaged in marketing activities focusing on reaching technical experts within telephone companies and creating product awareness and credibility for our systems among telephone companies. A key factor to building brand awareness for our products is promoting the success of our customers deploying our products. We seek to educate telephone companies regarding the benefits of deploying broadband-ready equipment across a diverse subscriber base. We also build our brand name through continued publicity and referral efforts in both media and industry-centered activities, including editorial presence in various trade magazines, press releases, public speaking opportunities, national and regional trade show participation, advertising, Internet-based communication and promotion, media sponsorships and participation in industry standards activities.

MANUFACTURING

     We seek to deliver our products on time and defect-free by capitalizing on the experience and expertise of strategic contract manufacturers. Based on their quality assurance and strengths in the volume manufacture of our products, we have established our primary contract manufacturing relationships with SCI Systems and ACT Manufacturing. SCI Systems is responsible for manufacturing a majority of our circuit board plug-in assemblies. ACT Manufacturing is responsible for manufacturing our N3 Residential Gateway product. Using contract manufacturers allows us to reduce the costly investment in manufacturing capital, achieve economies of scale in purchasing selected components and reduce inventory warehousing.

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

CUSTOMER SERVICE AND SUPPORT

     We believe that successful long-term relations with our customers require a service organization committed to customer satisfaction. As of February 28, 2001, we had 39 technical support employees at our headquarters or in the field. We also offer a five-day training course for all new customers prior to receiving and installing a system. To date, revenues from customer service and support have been immaterial.

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

     Our significant current and potential competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC Corporation (acquired by BAE Systems, CNI Division, formerly GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, General Instrument/Motorola. Some of these competitors have existing relationships with our current and prospective customers, which could give them a competitive advantage over us as a preferred provider. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial, which markets products under the Panasonic brand name, Microsoft, Network Computer, Philips, Sony Corp., STMicroelectronics and Toshiba America, will likely introduce products that compete with our N(3) Residential Gateway product in the future.

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

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our intellectual property. These measures afford only limited protection. As of February 28, 2001, we had 24 issued patents in the United States and 26 issued patents in foreign countries. We have 35 pending U.S. patent applications and 99 pending international patent applications. We market our products primarily under our own name and mark. We consider our trademarks to be valuable assets. We rely on patent, trademark, trade secret and copyright laws both to protect our proprietary technology and to protect us against claims from others. We believe that we have direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of our material technologies. Given the technological complexity of our systems and products, however, we cannot assure that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can we assure the outcome of any such claims.

SOURCES AND AVAILABILITY OF MATERIALS

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: SCI Systems and ACT Manufacturing. For a detailed discussion of these relationships and the risks associated with our dependence upon third-party manufacturers, see "Business -- Manufacturing" and "Risk Factors."

     Some parts, components and equipment used in our products are obtained from sole sources of supply. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed. Additional sole-sourced components may be incorporated into our equipment in the future. We do not have any long-term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results.

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

REGULATION OF CUSTOMERS

     Although our products are not now directly subject to significant regulation by the Federal Communications Commission, or FCC, or any other federal or state communications regulatory agency, our customers and their networks, into which our products are incorporated, are subject to government regulation. Accordingly, the effects of regulation on our customers may, in turn, harm us. FCC regulatory policies affecting either the willingness or the ability of cable operators or telephone companies to offer certain services and to permit the allocation of our products on their premises, or the terms on which these companies offer the services and conduct their businesses, may impede sales of our products.

     Several FCC regulatory policies may affect the degree to which or way in which incumbent local exchange carriers, which we refer to as incumbent carriers, principally the regional Bell operating companies, can or choose to make integrated voice, data and video offerings available. For example, the Telecommunications Act of 1996 requires incumbent carriers to offer their competitors cost-based access to certain parts of their networks to enable these competitors to provide telecommunications services. In response to a decision by the Supreme Court overturning the FCC's rule identifying the specific network elements that incumbent carriers must offer to their competitors, the FCC announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. However, the FCC has stated that it will reexamine this decision every three years and judicial appeals of the decision may follow. The 1996 Telecommunications Act also requires incumbent carriers to offer for resale, at wholesale rates, any telecommunications services that incumbent carriers offer to customers. The FCC has determined that high-speed data services are "telecommunications services," and thus incumbent carriers must offer high-speed data services for resale by competitors. The FCC also requires incumbent carriers to permit competitive carriers to collocate their equipment with the local switching equipment of the incumbents. The U.S. Court of Appeals for the D.C. Circuit recently overturned some of the FCC's collocation rules that required incumbents to permit the collocation of equipment that provides functionalities in addition to interconnection and access to unbundled network elements and the FCC is currently in the process of revising its rules.

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

     The FCC also has proposed allowing incumbent carriers to offer high-speed data and video services through a structurally separate subsidiary that is not subject to the unbundling and resale requirements. Our equipment is designed to allow carriers to provide video, high-speed data, and digital voice on an integrated basis. If incumbent carriers choose to offer video or data services through a separate affiliate, incumbent carriers may prefer vendors whose equipment does not provide for integration of service offerings. A separate affiliate may choose to purchase less sophisticated equipment because it might not be able to utilize fully our equipment's integrated features. We will not know for certain the FCC's position on the proposed separate affiliate requirement until the FCC issues an order. In a separate proceeding, the FCC released an order requiring two large incumbent carriers, SBC and Ameritech, to provide high-speed data services through a separate subsidiary as a condition to the FCC's approval of their merger. Under the terms of the order, this condition terminates when the two incumbent carriers satisfy certain requirements, but no sooner than 42 months after the merger's closing. Recently, however, the U.S. Court of Appeals for the D.C. Circuit vacated, in part, the FCC's order and held that the FCC may not permit an incumbent carrier to avoid its regulatory obligations by setting up an affiliate to offer such services.

     The FCC's rules prohibit incumbent carriers from providing voice or data services along with customer premises equipment, such as our N(3) Residential Gateway, as a package offering at a single price. The FCC also currently regulates the offering of enhanced services by certain carriers, including incumbent carriers. The FCC restricts these carriers from offering, for example, Internet access services bundled with local exchange voice services. These bundling restrictions may limit the ability of incumbent carriers using our equipment to attract customers. The FCC is considering amending or repealing these bundling restrictions, but we cannot assure that rule changes will take place.

     Distribution of our N3 Residential Gateway could be adversely affected by the FCC's "navigation devices" rules. Those rules require video program distributors, including those who use our system to deliver video, to allow set-top boxes and other navigation devices owned by customers or manufactured by third parties to be connected to the video program distributor's system. The rules require video program distributors to disclose technical details of their interfaces so as to permit third parties to manufacture the navigation devices and retail customers to connect them. We believe these rules are not readily applicable to our system because our N3 Residential Gateway is in many ways different from a cable set-top box, and currently there is little likelihood of an independent market for our N3 Residential Gateway separate from our entire system. However, if these rules could be applied to our N3 Residential Gateway or other parts of our system, our customers might be required to disclose proprietary technical information including patented data about our technology, to allow competing vendors to access the system.

EMPLOYEES

     As of February 28, 2001, we had a total of 476 full-time employees and 14 independent contractors. Of the total number of employees, 242 were in research and development, 20 in marketing, 53 in operations, 92 in sales and sales support and 69 in administration. Of the total number of contractors, four were in research and development, two were in operations, two were in administration and six were in sales and sales support. Our employees are not represented by any collective bargaining agreement with respect to their employment, and we have never experienced an organized work stoppage. Satisfactory relations have generally prevailed between our employees and us. Our future success is heavily dependent upon our ability to hire and retain qualified technical, marketing and management personnel. The competition for personnel is intense, particularly for engineering personnel.

ITEM 2. PROPERTIES

     Our principal corporate offices, which include two main buildings, are located in Rohnert Park, California. We lease one of the buildings and own the other. We also lease five sales offices, in Denver, Colorado, San Diego, California, Des Moines, Iowa, Heerenveen, Netherlands, and Ngee Ann City, Singapore. In addition, we lease two facilities for our technology department in Parsippany, New Jersey and Ho Chi Minh City, Vietnam. We also lease one office in Phoenix, Arizona for our customer service department. We believe our current facilities are suitable and adequate and have sufficient productive capacity to meet our current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     During November 1999, we completed our initial public offering in which we sold 9,775,000 shares of our common stock at a price of $20.00 per share. Our common stock is listed on The Nasdaq Stock Market's National Market under the symbol "NXTV." The following table sets forth the high and low prices or our common stock for the periods indicated as reported on The Nasdaq National Market.

                          YEAR                              HIGH        LOW
                          ----                            --------    -------
2000
Fourth Quarter..........................................  $ 71.500    $10.375
Third Quarter...........................................  $125.563    $40.625
Second Quarter..........................................  $128.125    $50.000
First Quarter...........................................  $195.750    $60.750
1999
Fourth Quarter..........................................  $ 74.875    $47.875

     On February 28, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $8.781 per share. At February 28, 2001, the number of record holders of our common stock was 158.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation of our business.

     In November 1999, we completed our initial public offering through an underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-85999). These funds have been the principal source of liquidity for us during the year ended December 31, 2000 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes included in this report.

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues
  Equipment.....................  $   146,314   $    54,301   $    39,243   $     6,045   $        --
  Software......................        3,777         3,296         4,587         2,266            --
                                  -----------   -----------   -----------   -----------   -----------
          Total revenues........      150,091        57,597        43,830         8,311            --
Cost of revenues
  Equipment.....................      116,090        51,265        37,372        10,954            --
  Software......................          141           292           261           306            --
  Inventory charge..............        9,000            --         5,800            --            --
                                  -----------   -----------   -----------   -----------   -----------
          Total cost of
            revenues............      125,231        51,557        43,433        11,260            --
Gross profit (loss).............       24,860         6,040           397        (2,949)           --
Operating Expenses:
  Research and development......       55,834        48,454        47,086        37,064        17,102
  Selling, general and
     administrative.............       46,907        30,511        26,248        26,414        15,850
  Litigation....................           --            --         5,000            --       141,000
  Non-cash compensation
     charge.....................        2,384       128,284            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
          Total operating
            expenses............      105,125       207,249        78,334        63,478       173,952
Operating loss..................      (80,265)     (201,209)      (77,937)      (66,427)     (173,952)
Interest income (expense),
  net...........................        5,575        (3,564)       (3,776)           --            --
Other income (expense), net.....         (148)         (299)          (18)           (2)           48
                                  -----------   -----------   -----------   -----------   -----------
Net loss........................  $   (74,838)  $  (205,072)  $   (81,731)  $   (66,429)  $  (173,904)
                                  ===========   ===========   ===========   ===========   ===========
Basic and diluted net loss per
  share (pro forma in 1999,
  1998, 1997 and 1996)..........  $     (0.91)  $     (2.78)  $     (1.08)  $     (0.95)  $     (2.49)
Shares used to compute basic and
  diluted net loss per share
  (pro forma in 1999, 1998, 1997
  and 1996).....................   81,929,663    71,597,834    69,967,053    69,967,053    69,967,053

                                                                 DECEMBER 31,
                                             -----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   ---------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................  $ 35,863   $128,752   $ 28,983   $    377   $      --
Working capital (deficit)..................    70,265    147,948     38,564    (29,571)   (143,001)
Total assets...............................   275,716    267,811     97,771     52,689      17,393
Long-term obligations, net of current
  portion..................................        --     25,199     81,275         --          --
Total partners' deficit/stockholders'
  equity (deficit).........................   158,749    206,228    (14,769)    (3,702)   (172,029)

     The following table sets forth unaudited statement of operations data for our eight most recent quarters ended December 31, 2000. This unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments, consisting of normal recurring items except for the noncash compensation charges in the three months ended December 31, 1999 and March 31, 2000 and the inventory charge in the three months ended December 31, 2000, that management considers necessary for a fair presentation of the financial information for the periods presented.

                                                                        THREE MONTHS ENDED
                                        ----------------------------------------------------------------------------------
                                        DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                            2000           2000          2000       2000          1999           1999
                                        ------------   -------------   --------   ---------   ------------   -------------
                                                                          (IN THOUSANDS)
Revenues
  Equipment...........................    $ 30,159       $ 47,126      $ 39,340   $ 29,689     $  24,453       $ 13,419
  Software............................       1,007          1,144           836        790           714            821
                                          --------       --------      --------   --------     ---------       --------
        Total revenues................      31,166         48,270        40,176     30,479        25,167         14,240
Cost of revenues
  Equipment...........................      22,991         36,132        32,076     24,891        21,524         12,759
  Software............................          52              7            25         57            64             70
  Inventory charge....................       9,000             --            --         --            --             --
                                          --------       --------      --------   --------     ---------       --------
        Total cost of revenues........      32,043         36,139        32,101     24,948        21,588         12,829
                                          --------       --------      --------   --------     ---------       --------
Gross profit (loss)...................        (877)        12,131         8,075      5,531         3,579          1,411
Operating expenses:
  Research and development............      15,285         13,053        13,652     13,844        12,593         12,810
  Selling, general and
    administrative....................      12,671         13,705        10,966      9,565         8,291          7,836
  Noncash compensation charge.........           0              0             0      2,384       128,284              0
                                          --------       --------      --------   --------     ---------       --------
        Total operating expenses......      27,956         26,758        24,618     25,793       149,168         20,646
                                          --------       --------      --------   --------     ---------       --------
Operating loss........................     (28,833)       (14,627)      (16,543)   (20,262)     (145,589)       (19,235)
Other income (expense), net...........         (67)           (30)          (46)        (5)          (35)           (17)
Interest income (expense), net........         518          1,264         1,956      1,837           500         (1,499)
                                          --------       --------      --------   --------     ---------       --------
Net loss..............................    $(28,382)      $(13,393)     $(14,633)  $(18,430)    $(145,124)      $(20,751)
                                          ========       ========      ========   ========     =========       ========

                                         THREE MONTHS ENDED
                                        --------------------
                                        JUNE 30,   MARCH 31,
                                          1999       1999
                                        --------   ---------
                                           (IN THOUSANDS)
Revenues
  Equipment...........................  $  8,482   $  7,947
  Software............................       931        830
                                        --------   --------
        Total revenues................     9,413      8,777
Cost of revenues
  Equipment...........................     8,651      8,331
  Software............................        84         74
  Inventory charge....................        --         --
                                        --------   --------
        Total cost of revenues........     8,735      8,405
                                        --------   --------
Gross profit (loss)...................       678        372
Operating expenses:
  Research and development............    11,798     11,253
  Selling, general and
    administrative....................     7,593      6,791
  Noncash compensation charge.........         0          0
                                        --------   --------
        Total operating expenses......    19,391     18,044
                                        --------   --------
Operating loss........................   (18,713)   (17,672)
Other income (expense), net...........       (17)      (230)
Interest income (expense), net........    (1,210)    (1,355)
                                        --------   --------
Net loss..............................  $(19,940)  $(19,257)
                                        ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis along with selected financial data, our consolidated financial statements and the related notes included elsewhere in this report.

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

     We generate our revenue primarily from sales of our equipment. One customer has accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest, formerly U S WEST, accounted for 56%, 67% and 68% of total revenues in 2000, 1999 and 1998, respectively. As a result of the merger between U S WEST and Qwest, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

     Revenues. Our revenues consist primarily of sales of equipment and sales of data communications software. We recognize revenue from equipment sales when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. We accrue a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition. Amounts received in excess of revenue recognized are recorded as deferred revenue. Software revenue consists of sales to original equipment manufacturers that supply communications software and hardware to distributors. Software license revenue is recognized when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new software license agreements that relate to our obligation to provide customer support are deferred based on the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Revenue from the renewal of customer support contracts is recognized ratably over the term of the agreement.

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

RESULTS OF OPERATIONS

  Comparison of 2000 to 1999

     Revenues. Total revenues in 2000 increased to $150.1 million from $57.6 million in 1999. The increase was primarily due to an increase in equipment sales. Total revenues for the period included $146.3 million of equipment sales, compared to $54.3 million in 1999. Qwest accounted for $83.4 million of equipment revenue in 2000 as compared to $38.5 million in 1999. This increase was primarily attributable to Qwest's increased deployment in the first three quarters of 2000. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. We expect to continue to derive substantially all of our revenues from sales of equipment to Qwest and local, foreign and independent telephone companies for the foreseeable future. The growth in equipment revenue in future quarters will depend upon whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

     Software revenue remained comparable in both years increasing in 2000 to $3.8 million from $3.3 million in 1999. We expect demand for our software to remain relatively flat in the near term because the market for these products is mature.

     Cost of Revenues. Total cost of revenues increased to $125.2 million in 2000 from $51.6 million in 1999. Included in current year cost of sales is a $9.0 million charge to inventory that was primarily related to a lower of cost or market adjustment to certain residential gateway products due to decreases in our sales price per unit and other obsolescence provisions. Our gross margin percentage including the inventory charge increased to 17% in 2000 from 10% in 1999. Excluding the inventory charge, our gross margin percentage increased to 23% in 2000 from 10% in 1999. The increase in our gross margin percentage was primarily the result of higher unit volumes, leading to greater efficiencies, including lower fixed costs per unit. We expect gross margin improvements in the latter part of 2001 as we increase sales of our higher margin products, and continue implementing cost reductions. In the future, cost of sales as a percent of sales may fluctuate due to a wide variety of factors, including: the customer mix, the product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume.

     Research and development. Research and development expenses increased to $55.8 million in 2000 from $48.5 million in 1999. The increase was primarily due to an increase in research and development personnel. We believe that continued investment in research and development is critical to attaining our strategic product development and cost reduction objectives and, as a result, expect these expenses to increase in absolute dollars. We expense all of our research and development costs as incurred.

     Selling, general and administrative. Selling, general and administrative expenses increased to $46.9 million in 2000 from $30.5 million in 1999. The increase is primarily attributable to the increase in the scale of our operations including additional personnel in our operations, administration, sales and marketing organizations, promotional expenses and other administrative expenses. We have generated higher sales expenses by hiring new sales representatives in order to increase the number and size of our customer accounts. We expect selling, general and administrative expenses to increase as required to support future revenue growth.

     Non-cash compensation charge. Substantially all of our employees had been granted contingently exercisable stock options that became options to purchase our common stock upon our recapitalization in 1999. In addition, tandem stock options were granted in January 1997 to some of our employees. As a result, non-cash compensation expense was recognized upon the completion of our initial public offering based on the difference between the exercise price of these options and the initial public offering price of our common stock. The non-cash compensation expense related to these option grants was $2.4 million in 2000 and $128.3 million in 1999.

     Interest income (expense), net. Interest income, net in 2000 was $5.6 million, and represents interest income earned on proceeds from our initial public offering. In 1999, interest expense, net was $3.6 million, and related to interest on a $75.0 million note and accrued interest thereon payable to General Instrument that General Instrument contributed to us in exchange for shares of our common stock immediately prior to our initial public offering.

  Comparison of 1999 to 1998

     Revenues. Revenues in 1999 increased to $57.6 from $43.8 million in 1998. The increase was primarily due to an increase in equipment sales. Total revenues for 1999 included $54.3 million of equipment sales, compared to $39.2 million for 1998. Qwest accounted for $38.5 equipment revenue in 1999 as compared to $29.9 in 1998. Bell Atlantic accounted for $5.4 million of equipment revenue in 1999 as compared to $8.6 million in 1998. Sales to Bell Atlantic decreased in 1999 due to the Bell Atlantic merger with NYNEX and the new company's shift in focus from network rehabilitation to the entry into the long distance market.

     Software revenue in 1999 decreased to $3.3 million in 1999 as compared to $4.6 million in 1998. The decrease was primarily due to a shift in demand from 1999 to 1998.

     Cost of Revenues. Total cost of revenues increased to $51.6 million in 1999 from $43.4 million in 1998. Cost of revenues in 1998 included a $5.8 million inventory charge to establish reserves primarily for obsolescence. Our gross margin percentage increased to 10% in 1999 from 1% in 1998. The increase in our gross margin percentage was primarily the result of higher unit volumes, leading to greater efficiencies, including lower fixed costs per unit.

     Research and development. Research and development expenses increased to $48.5 million in 1999 from $47.1 million in 1998. The increase was primarily due to an increase in research and development personnel. Included in research and development expenses in 1998 were expenses related to spending on third party testing, development of the Residential Gateway product, and the completion of our products for voice applications.

     Selling, general and administrative. Selling, general and administrative expenses were $30.5 million in 1999 compared to $26.2 million in 1998. Approximately $3.9 million of compensation expense relating to the Telenetworks acquisition is included in the amount for 1998. There was no Telenetworks compensation expense during 1999. The decrease in compensation expense was offset by an increase in other selling, general and administrative expenses due to the increase in scale of our operations including additional personnel in the sales and marketing organizations, promotional expenses and other administrative expenses.

     Non-cash compensation charge. Substantially all of our employees had been granted contingently exercisable stock options that became options to purchase our common stock upon our recapitalization in

November 1999. In addition, tandem stock options were granted in January 1997 to some of our employees. As a result, non-cash compensation expense was recognized upon the completion of our initial public offering based on the difference between the exercise price of the options and the initial public offering price of our common stock. The non-cash compensation expense related to these option grants was $128.3 million in 1999.

     Litigation. Litigation expenses of $5.0 million for 1998 related to the settlement cost of litigation with Broad Band Technologies. For a detailed discussion of this litigation matter, see "Legal Proceedings." Litigation expenses in 1999 were not significant and are included in selling, general and administrative expenses.

     Interest expense, net. Interest expense, net was $3.6 million in 1999 remaining relatively unchanged from a net expense of $3.8 million in 1998. The net interest expense in these periods was primarily attributable to interest on a $75 million note and accrued interest thereon payable to General Instrument that General Instrument contributed to us in exchange for shares of our common stock immediately prior to our initial public offering. Interest income was $2.2 million in both 1999 and 1998 and was attributable to interest income earned on cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily by our initial public offering of our stock and through cash contributions and borrowings from General Instrument.

     Net cash used in operating activities was $88.3 million in 2000, $56.6 million in 1999 and $66.6 million in 1998. In each case, the use of cash in operating activities was primarily due to our net losses. The increase in cash used in 2000 was primarily attributable to increases in inventories and receivable balances, partially offset by an increase in liabilities. In 1999, net losses were partially offset by $128.3 million in non-cash compensation charges.

     Net cash used in investing activities of $12.5 million in 2000, $78.7 million in 1999 and $9.3 million in 1998 was primarily attributable to capital expenditures to support our engineering and testing activities. Our capital expenditures increased in 1999 due to the fact that we completed a significant portion of our build-out in that year. In 2000, net cash used in investing activities also included investments in Expanse Networks, Inc., OutReach Communications L.L.C., and Virtual Access totaling approximately $15 million, offset by the sale of $18.0 million in marketable securities. Net cash used in 1999 also included purchases of $45.2 million of marketable securities with the proceeds from our initial public offering. As we increase the scope of our operations, we expect that our capital expenditures will increase.

     Net cash provided by financing activities was $7.9 million in 2000, $235.0 million in 1999 and $104.6 million in 1998. Net cash provided by financing activities in 2000 was primarily attributable to the issuance of common stock. Net cash provided by financing activities in 1999 included $177.0 million net proceeds from our initial public offering, $34.0 million contributed by General Instrument and borrowings of $24.9 million. Net cash provided by financing activities of $104.6 million in 1998 consisted of a $75.0 million loan from General Instrument, a $19.6 million capital contribution from General Instrument and a $10.0 million capital contribution from the general partner.

     At December 31, 2000, we had $35.9 million of cash and cash equivalents and $70.3 million of working capital.

     We have commitments with suppliers to purchase a total of approximately $75.0 million of components in 2001.

     In December 1999, we entered into a revolving bank line of credit under which we have the ability to borrow up to the lesser of $50 million or the value of pledged collateral. At December 31, 2000, the balance outstanding was $25.0 million and the line was secured by $25.0 million of marketable securities.

     We anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Our long-term operating and capital lease obliga-tions are generally less than $3.0 million per year. Other than capital lease commitments, we have no material commitments for capital expenditures. As we increase the scope of our operations, we expect that our capital expenditures will increase.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for us beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. Management has determined that the initial adoption of SFAS No. 133 will not have a material effect on our financial statements.

RISK FACTORS

     You should carefully consider the risk factors set forth below.

     WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER ACHIEVE PROFITABILITY

     We incurred net losses of $74.8 million in 2000, $205.1 million in 1999, and $81.7 million in 1998. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

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

     WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE.

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

     - delays or cancellations of any orders by Qwest, which accounted for approximately 56% of our revenues in 2000, or by any other customer accounting for a significant portion of our revenues;

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

     A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 56%, 67% and 68% of total revenues in 2000, 1999 and 1998. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Accordingly, we may lose revenues from our significant customers at any time, which could have a material adverse effect on us. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. A significant reduction in purchases of our equipment by Qwest could have a material effect on us.

     CONSOLIDATION AMONG TELEPHONE COMPANIES MAY REDUCE OUR SALES.

     Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. For example, our sales to NYNEX, previously one of our largest clients, have decreased significantly as a result of a shift in focus resulting from its merger with Bell Atlantic. In addition, as a result of the merger between US WEST and Qwest, Qwest has slowed its purcahses of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network.

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

     GOVERNMENT REGULATION OF OUR CUSTOMERS AND RELATED UNCERTAINTY COULD CAUSE OUR CUSTOMERS TO DELAY THE PURCHASE OF OUR PRODUCTS.

     The Telecommunications Act requires telephone companies, such as the regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks, including facilities and equipment used to provide high-speed data and video services. These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment. The Federal Communications Commission, or FCC, announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. Nevertheless, other regulatory and judicial proceedings relating to telephone companies' obligations to provide elements of their network to competitors are pending. The FCC also requires incumbent carriers to permit competitive carriers to collocate their equipment with the local switching equipment of the incumbents. The FCC's collocation rules recently have been vacated in part and continue to be subject to regulatory and judicial proceedings. The uncertainties caused by these regulatory proceedings may cause these telephone companies to delay purchasing decisions at least until the proceedings and any related judicial appeals are completed. The outcomes of these regulatory proceedings, as well as other FCC regulation, may cause these telephone companies not to deploy services for which our products are designed or to further delay deployment. Additionally, telephone companies' deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state or federal authorities to implement infrastructure.

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

     Our significant current competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC (acquired by BAE Systems, CNI Division, formerly GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, General Instrument/Motorola, as well as emerging companies that are developing new technologies. Some of these competitors have existing relationships with our current and prospective customers. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial which markets products under the Panasonic brand name, Microsoft, Network Computer, Philips, Sony, STMicroelectronics and Toshiba America, will likely introduce products that compete with our N(3) Residential Gateway product in the future. Our customer base may be attracted by the name and resources of these large, well-known companies and may prefer to purchase products from them instead of us.

     CONSOLIDATION OF OUR COMPETITORS MAY CAUSE US TO LOSE CUSTOMERS AND NEGATIVELY AFFECT OUR SALES.

     Consolidation in the telecommunications equipment industry may strengthen our competitors' positions in our market, cause us to lose customers and hurt our sales. For example, as a result of the merger between US WEST and Qwest, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. In addition, Alcatel acquired DSC Communications, Lucent acquired Ascend Communications and BAE Systems, CNI Division, formerly GEC Marconi, acquired RELTEC. Acquisitions such as these may strengthen our competitors' financial, technical and marketing resources and provide them access to regional Bell operating companies and other potential customers. Consolidation may also allow some of our competitors to penetrate new markets that we have targeted, such as domestic local, independent and international telephone companies. This consolidation may negatively affect our ability to increase revenues.

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

     WE DEPEND ON THIRD-PARTY MANUFACTURERS AND ANY DISRUPTION IN THEIR MANUFACTURE OF OUR PRODUCTS WOULD HARM OUR OPERATING RESULTS.

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: SCI Systems and ACT Manufacturing. The efficient operation of our business will depend, in large part, on our ability to have these and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes while maintaining consistent quality. As our business grows, these manufacturers may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

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

     Some parts, components and equipment used in our products are obtained from sole sources of supply. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. Additional sole-sourced components may be incorporated into our equipment in the future. We do not have any long-term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results.

     THE OCCURRENCE OF ANY DEFECTS, ERRORS OR FAILURES IN OUR PRODUCTS COULD RESULT IN DELAYS IN INSTALLATION, PRODUCT RETURNS AND OTHER LOSSES TO US OR TO OUR CUSTOMERS OR END USERS.

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

     Motorola beneficially owns approximately 76% of the outstanding shares of our common stock as of December 31, 2000. Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

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

     SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

     As of February 28, 2001, Motorola owned 64,103,724 shares of our common stock and Kevin Kimberlin Partners, LP and its affiliates owned 2,933,128 shares of our common stock and its affiliates held warrants to purchase an additional 4,288,764 shares of our common stock. If Motorola, Kevin Kimberlin Partners, LP and its affiliates or any of our other stockholders sell substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Motorola and Kevin Kimberlin Partners, LP and its related persons and their transferees will be entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

     In addition, as of December 31, 2000, there were outstanding options to purchase 20,177,197 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. We do not engage in any hedging activities and we do not use derivatives or equity investments for cash investment purposes. The marketable securities portfolio is classified as available for sale and recorded at fair value on the balance sheet. Our portfolio consists solely of corporate bonds, commercial paper and government securities, and therefore, our market risk is deemed relatively low. At December 31, 2000, we had utilized $25.0 million of our $50.0 million line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Statements of Operations -- Years ended
  December 31, 2000, 1999, 1998.............................   30
Consolidated Balance Sheets -- December 31, 2000 and 1999...   31
Consolidated Statements of Stockholders' Equity/Partners'
  Deficit-- Years ended December 31, 2000, 1999, 1998.......   32
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999, 1998.............................   33
Notes to Consolidated Financial Statements..................   34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Next Level Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Next Level Communications, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity/partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Next Level Communications, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Francisco, California
February 19, 2001

                        NEXT LEVEL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2000, 1999, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
REVENUES
  Equipment.........................................  $   146,314    $    54,301    $    39,243
  Software..........................................        3,777          3,296          4,587
                                                      -----------    -----------    -----------
          Total revenues............................      150,091         57,597         43,830
                                                      -----------    -----------    -----------
COST OF REVENUES
  Equipment.........................................      116,090         51,265         37,372
  Software..........................................          141            292            261
  Inventory charge..................................        9,000             --          5,800
                                                      -----------    -----------    -----------
          Total cost of revenues....................      125,231         51,557         43,433
                                                      -----------    -----------    -----------
Gross profit........................................       24,860          6,040            397
OPERATING EXPENSES:
  Research and development..........................       55,834         48,454         47,086
  Selling, general and administrative...............       46,907         30,511         26,248
  Non-cash compensation charge......................        2,384        128,284             --
  Litigation........................................           --             --          5,000
                                                      -----------    -----------    -----------
          Total operating expenses..................      105,125        207,249         78,334
                                                      -----------    -----------    -----------
Operating loss......................................      (80,265)      (201,209)       (77,937)
Interest income (expense), net......................        5,575         (3,564)        (3,776)
Other income (expense), net.........................         (148)          (299)           (18)
                                                      -----------    -----------    -----------
Net loss............................................  $   (74,838)   $  (205,072)   $   (81,731)
                                                      ===========    ===========    ===========
Basic and diluted net loss per share (pro forma in
  1999 and 1998)....................................  $     (0.91)   $     (2.78)   $     (1.08)
                                                      ===========    ===========    ===========
Shares used to compute basic and diluted net loss
  per share (pro forma in 1999 and 1998)............   81,929,663     71,597,834     69,967,053
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                2000        1999
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 35,863    $128,752
  Marketable securities.....................................        --      14,971
  Restricted marketable securities..........................    25,000          --
  Trade receivables, less allowance for doubtful accounts of
     $1,332 and $1,337, respectively........................    34,646      13,879
  Other receivables.........................................     2,836       2,385
  Inventories, net..........................................    86,764      22,553
  Prepaid expenses and other................................     2,123       1,792
                                                              --------    --------
          Total current assets..............................   187,232     184,332
Restricted marketable securities............................        --      30,151
Property and equipment, net.................................    53,593      48,263
Long-term investments.......................................    15,000          --
Goodwill, less accumulated amortization of $6,883 and
  $3,141, respectively......................................    17,813       5,065
Other assets................................................     2,078          --
                                                              --------    --------
          Total Assets......................................  $275,716    $267,811
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 53,367    $ 13,261
  Accrued liabilities.......................................    32,609      11,375
  Notes payable.............................................    25,000          --
  Deferred revenue..........................................     5,661      11,148
  Current portion of capital lease obligations..............       330         600
                                                              --------    --------
          Total current liabilities.........................   116,967      36,384
Long-term debt and capital lease obligations................        --      25,199
Commitments and Contingencies
Stockholders' Equity:
  Common stock -- $.01 par value, 400,000,000 shares
     authorized, 84,443,000 and 79,752,000 shares issued and
     outstanding, respectively..............................       776         754
  Additional paid-in-capital................................   438,123     412,930
  Accumulated deficit.......................................  (279,910)   (205,072)
  Unearned compensation.....................................      (240)     (2,384)
                                                              --------    --------
          Total Stockholders' Equity........................   158,749     206,228
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $275,716    $267,811
                                                              ========    ========

                See notes to consolidated financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                  GENERAL     LIMITED
                                  PARTNER     PARTNER       COMMON STOCK      ADDITIONAL
                                  CAPITAL     CAPITAL    ------------------    PAID-IN       UNEARNED     ACCUMULATED
                                 (DEFICIT)   (DEFICIT)   SHARES    AMOUNT      CAPITAL     COMPENSATION     DEFICIT       TOTAL
                                 ---------   ---------   ------   ---------   ----------   ------------   -----------   ---------
BALANCE, DECEMBER 1, 1998......                                   $ 379,876                                $(383,578)   $  (3,702)
Conversion of note payable into
  corporation into
  partnership..................              $ (3,702)             (379,876)                                 383,578
Partner capital
  contributions................   $10,000      60,664                                                                      70,664
Net loss.......................    (8,990)    (72,741)                                                                    (81,731)
                                  -------    --------    ------   ---------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 1998.....     1,010     (15,779)       --          --          --           --              --      (14,769)
Partner capital
  contributions................                34,000                                                                      34,000
Recapitalization:
  Conversion of note payable
    into common stock..........                           4,338          43    $ 86,710                                    86,753
  Conversion of general partner
    interest into common
    stock......................    (1,010)                5,863          59         951                                        --
  Conversion of limited partner
    interest into common
    stock......................               (18,221)   55,366         554      17,667                                        --
  Dividend to General
    Instrument.................                           4,400
Initial public offering
  proceeds.....................                           9,775          98     176,918                                   177,016
Issuance of common stock under
  stock option plan............                              10                      16                                        16
Stock-based compensation.......                                                 130,668      $(2,384)                     128,284
Net loss.......................                                                                             (205,072)    (205,072)
                                  -------    --------    ------   ---------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 1999.....        --          --    79,752         754     412,930       (2,384)       (205,072)     206,228
Issuance of common stock in
  connection with:
  Exercise of stock options and
    employee stock purchase
    plan.......................                           2,183          21       9,230                                     9,251
  Exercise of warrants.........                           2,369
  Acquisition of SoftProse.....                             139           1      16,861         (365)                      16,497
Additional initial public
  offering expenses............                                                    (898)                                     (898)
Amortization of unearned
  compensation.................                                                                2,509                        2,509
Net loss.......................                                                                              (74,838)     (74,838)
                                  -------    --------    ------   ---------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 2000.....        --          --    84,443   $     776    $438,123      $  (240)      $(279,910)   $ 158,749
                                  =======    ========    ======   =========    ========      =======       =========    =========

                See notes to consolidated financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                              2000        1999         1998
                                                            --------    ---------    --------
OPERATING ACTIVITIES:
  Net loss................................................  $(74,838)   $(205,072)   $(81,731)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Noncash compensation charge..........................     2,509      128,284          --
     Depreciation and amortization........................    13,813        8,857      10,733
     Loss on disposal of assets...........................       115          338       1,162
     Inventory charge.....................................     9,000           --       5,800
     Changes in assets and liabilities:
       Trade receivables..................................   (20,558)      (2,811)     (6,323)
       Inventories........................................   (73,211)      (1,883)    (13,086)
       Other assets.......................................      (782)       4,993      (5,468)
       Accrued interest payable to General Instrument.....        --        5,813       5,940
       Accounts payable...................................    40,106       (3,206)      7,926
       Accrued liabilities and deferred revenue...........    15,532        8,120       8,414
                                                            --------    ---------    --------
          Net cash used in operating activities...........   (88,314)     (56,567)    (66,633)
INVESTING ACTIVITIES:
  Purchases of property and equipment.....................   (15,515)     (33,585)     (9,612)
  Sales (purchases) of marketable securities, net.........    18,044      (45,121)         --
  Long-term investments...................................   (14,988)          --          --
  Proceeds from notes receivable..........................        --           56         264
                                                            --------    ---------    --------
          Net cash used in investing activities...........   (12,459)     (78,650)     (9,348)
FINANCING ACTIVITIES:
  Initial public offering proceeds (expenses), net........      (898)     177,016          --
  Issuance of common stock................................     9,251           16          --
  Proceeds from borrowings................................       148       24,853      75,000
  Repayment of capital lease obligations..................      (617)        (899)         --
  Limited Partner capital contribution....................        --       34,000      19,587
  General Partner capital contribution....................        --           --      10,000
                                                            --------    ---------    --------
          Net cash provided by financing activities.......     7,884      234,986     104,587
                                                            --------    ---------    --------
Net (Decrease)/Increase in Cash and Cash Equivalents......   (92,889)      99,769      28,606
Cash and Cash Equivalents, Beginning of Period............   128,752       28,983         377
                                                            --------    ---------    --------
Cash and Cash Equivalents, End of Period..................  $ 35,863    $ 128,752    $ 28,983
                                                            ========    =========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment acquired under capital lease and notes
     payable..............................................        --    $     899    $    930
  Acquisition of SoftProse:
     Issuance of common stock.............................    16,862           --          --
     Liabilities assumed, net.............................        91           --          --
Conversion of note payable to General Instrument into
  common stock............................................        --       86,753      41,077
Conversion of stockholders' net deficit into partnership
  deficit.................................................        --           --      (3,702)
Conversion of general partner interest into common
  stock...................................................        --        1,010          --
Conversion of limited partner interest into common
  stock...................................................        --       18,221          --
Common stock dividend (see Note 1)........................        --           --          --
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..................................       630          226          95
  Cash paid for taxes.....................................        43            1          --

                See notes to consolidated financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 1. ORGANIZATION AND BUSINESS

     Next Level Communications, Inc. (the "Company") is a leading provider of broad-band communications systems that enable telephone companies and other emerging communications service providers to cost-effectively deliver voice, data and video services over the existing copper wire telephone infrastructure.

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

     On August 24, 1999 the Partnership formed the Company as a wholly owned subsidiary. Management of NLC effected a 1-for-3 reverse stock split on October 14, 1999. All share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

     On November 9, 1999, the Company issued 9,775,000 shares of common stock at $20.00 per share for net proceeds of $177,016,000 in an initial public offering (the "Offering"). Prior to the completion of the offering, the following recapitalization transactions (the "Recapitalization") occurred:

     - A note payable and accrued interest to General Instrument of $86.8 million was converted into 4,337,633 shares of the Company's common stock.

     - The Partnership and NLC (a wholly owned subsidiary of General Instrument) were merged into the Company. As part of this merger, the General Partner received 5,863,329 shares of the Company's common stock and General Instrument received 55,366,091 shares of the Company's common stock in exchange for their respective partnership interests.

     - The Company issued a common stock dividend of 4,400,000 shares to General Instrument to reflect the additional value, $88 million, which will be received by the Company upon exercise of the warrants described below. In accordance with the Partnership agreement NLC was entitled to receive the $88 million exercise price. As a result of the Recapitalization, such amounts are to be received by the Company as these warrants are exercised. Accordingly, General Instrument received $88 million of common stock (4,400,000 shares) because it would have received that amount under the Partnership agreement.

     - The General Partner's option and the Partnership agreement to acquire up to 11% of NLC upon an initial public offering was converted into warrants to acquire 8,480,102 shares of the Company's common stock at $10.38 per share. In June 2000, warrants to purchase 2,070,000 shares of common stock were exercised. The exercise price of these warrants was paid through the surrender of additional warrants to purchase 423,493 shares of common stock. In addition, in October 2000, warrants to purchase 299,000 shares of common stock were exercised. The exercise price of these warrants was paid through the surrender of additional warrants to purchase 96,000 shares of common stock. The Company did not receive any cash proceeds from either of these transactions. At December 31, 2000, warrants to acquire 5,591,609 shares of common stock were outstanding.

     - Options granted to employees of the Partnership to purchase shares of NLC were converted on a one-for-one basis into options to purchase a total of 6,964,904 shares of the Company's common stock.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The Recapitalization was accounted for at historical cost. The accompanying financial statements represent those of the Company from November 10, 1999, and those of the Partnership from January 1, 1998 to November 9, 1999. In January 2000, General Instrument was acquired by Motorola, Inc.

 2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SoftProse, Inc. All significant intercompany transaction and balances have been eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

     Revenue Recognition -- The Company recognizes revenue from equipment sales when delivery has occurred, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. The Company accrues a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition. Amounts received in excess of revenue recognized are recorded as deferred revenue. As of December 31, 2000 and 1999, deferred revenue primarily relates to advance payments received on equipment sales. Service revenue is recognized upon completion of the related contract.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting and disclosures prescribed by SAB No. 101 were effective for the Company in the fourth quarter of the year ending December 31, 2000. The Company believes that it complies with the provisions of SAB No. 101 and there was no material effect on the Company's results of operations or financial position as a result of implementing SAB No. 101.

     Software license revenues are recognized when software revenue recognition criteria have been met, pursuant to Statement of Position ("SOP") 97-2, Software Revenue Recognition, as revised. License revenue is recognized when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new license agreements which relate to the Company's obligations to provide customer support are deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Revenue from the renewal of customer support contracts is recognized ratably over the term of the agreement.

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

     Marketable Securities -- The Company classifies its investments as "available-for-sale" securities based on their intended use. Gains and losses on sales of investments are determined on a specific identification basis. At December 31, 2000 and 1999, marketable securities consisted of corporate bonds and government agency securities. The difference between amortized cost and fair value representing unrealized holding gains and losses are recorded as a component of stockholders' equity as comprehensive accumulated other income

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(loss). At December 31, 2000 and 1999 there was no significant difference between the fair market value and the underlying cost of these investments.

     Inventories -- Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Property and Equipment -- Property and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Useful lives range from 20 years for buildings, the shorter of five to ten years or the lease term for leasehold improvements and two to seven years for machinery and equipment.

     Long-term investments -- Long-term investments represent preferred stock and other strategic equity holdings in nonpublic companies (see Note 4).

     Goodwill -- Goodwill is being amortized on a straight-line basis over three to seven years. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Company to periodically review for possible impairments of its long-lived assets, whenever events and circumstances indicate that the carrying value may not be recoverable. If the undiscounted future cash flows are less than the carrying amount, the carrying amount is reduced to fair value and an impairment loss is recognized. The Company follows a similar policy to evaluate goodwill for potential impairment.

     On February 14, 2001 the Financial Accounting Standards Board (the "Board") issued a revised exposure draft, Business Combinations and Intangible
Assets -- Accounting for Goodwill. The proposed Statement would require that goodwill no longer be amortized and that a goodwill impairment loss be recognized if the implied fair value of a reporting unit's goodwill is less than its carrying amount. The provisions in the proposed Statement would be effective for fiscal quarters beginning after issuance of a final Statement. The Board has announced that it plans to issue a final Statement in June 2001. The Company is currently evaluating what impact this proposed Statement may have on its financial statements.

     Income taxes -- Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. For the period from January 6, 2000 to May 17, 2000 the Company's results of operations were included in the consolidated federal income tax return of Motorola. Federal income taxes for that period of time are provided in accordance with an intercompany tax sharing agreement, whereby income taxes or credits for the Company are reported as if the Company filed a separate federal income tax return (see Note 15).

     Net Loss Per Share -- Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive common stock equivalents is excluded, as they are anti-dilutive because of the Company's losses. As a result, in 2000 25.8 million shares of common stock equivalents were not included in the calculation of diluted net loss per share because they were antidilutive. Pro forma basic and diluted net loss per share for 1999 and 1998 has been computed using the methods described in Note 13.

     Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of marketable securities, notes payable and other debt is based upon current interest rates for debt instruments with comparable maturities and characteristics.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Comprehensive Income (Loss) -- SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities. Comprehensive loss was the same as net loss for all periods presented.

     Certain Significant Risks and Uncertainties -- One customer comprised 56%, 67% and 68% of the Company's total revenues in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, 25% and 79%, respectively, of the Company's trade accounts receivable were derived from this customer. The loss of this customer or any substantial reduction in orders by this customer could have a material adverse affect on the Company's operating results. Additionally, the Company relies on certain contract manufacturers to perform substantially all of its manufacturing activities. The inability of its contract manufacturers to fulfill their obligations to the Company could adversely impact future results.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses, and has not incurred any significant losses to date. Allowance for doubtful accounts activity consists of (in thousands):

                                          BALANCE AT    ADDITIONS                   BALANCE AT
                                          BEGINNING      CHARGED                       END
                                           OF YEAR      TO EXPENSE    DEDUCTIONS     OF YEAR
                                          ----------    ----------    ----------    ----------
Year ended December 31:
     1998...............................    $  170         $320          $ --         $  490
     1999...............................       490          896           (49)         1,337
     2000...............................     1,337           11           (16)         1,332

     New Accounting Pronouncements -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for the Company beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. Management has determined that the initial adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

     Reclassifications -- Certain prior year amounts have been reclassified to conform to the current year presentation.

 3. ACQUISITIONS

     In 1997, General Instrument acquired all of the outstanding capital stock of Telenetworks, a specialized data protocol communications software company for $7.0 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The $6.9 million excess of the purchase price over the net identifiable assets acquired was allocated to goodwill and is being amortized over seven years. In January 1998, in conjunction with the formation of the Partnership, the Limited Partner contributed the assets and liabilities of Telenetworks to the Partnership at its cost. For financial statement purposes, Telenetworks' assets, liabilities and results of operations have been included in the accompanying consolidated financial statements for all periods presented.

     In July 2000, the Company acquired SoftProse, a company that provides products and development services for consumer electronics, embedded systems, real-time systems and communications systems. The purchase price of $16.9 million was comprised of the issuance of 144,781 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and accordingly, the assets

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. Goodwill of $16.5 million arising from the acquisition is being amortized over three years.

 4. LONG-TERM INVESTMENTS

     In July 2000, the Company invested in OutReach Communications, L.L.C. ("OutReach") which provides integrated broadband service to independent local exchange companies. The Company contributed $7.0 million in cash in exchange for an ownership interest of approximately 18% and warrants to acquire an additional 7% interest in OutReach, exercisable only upon either of the following: the conversion of OutReach into a C Corporation and completion of an initial public offering or the sale of substantially all of OutReach's assets. The Company and OutReach have entered into a preferred vendor arrangement under which the Company provides its products to OutReach's customers. Revenue from such sales is deferred by the Company until the end user receives the products. At December 31, 2000 the Company had recorded $1.2 million of deferred revenue from OutReach.

     In September 2000, the Company made an investment in Expanse Networks Inc., a developer of addressable television advertising delivery systems and software for broadband networks. The Company contributed $3.0 million in cash in exchange for an ownership interest of approximately 14%.

     In November 2000, the Company made a $5.0 million cash investment in Virtual Access PLC, a network access company. The agreement requires additional investments of $10 million by the Company provided that certain development milestones are reached by Virtual Access. The Company currently holds approximately a 3% ownership interest and its potential ownership interest under the agreement is less than 20%.

 5. INVENTORIES

     Inventories at December 31 consist of (in thousands):

                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $29,525    $11,746
Work-in-process..........................................    1,935      1,542
Finished goods...........................................   68,101     13,839
                                                           -------    -------
          Total..........................................   99,561     27,127
Less reserves and allowances.............................  (12,797)    (4,574)
                                                           -------    -------
Inventories, net.........................................  $86,764    $22,553
                                                           =======    =======

     During the fourth quarter of 2000 the Company recorded a $9,000,000 inventory charge primarily related to a lower of cost or market adjustment to certain residential gateway products and other obsolescence provisions. In 1998, the Company recorded a charge of $5,800,000 primarily related to inventory obsolescence.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 6. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of (in thousands):

                                                           2000        1999
                                                         --------    --------
Land...................................................  $  1,889    $  1,889
Building...............................................    22,906      22,906
Machinery and equipment................................    50,515      35,938
Leasehold improvements.................................     6,511       5,930
                                                         --------    --------
          Total........................................    81,821      66,663
Less accumulated depreciation and amortization.........   (28,228)    (18,400)
                                                         --------    --------
Property and equipment, net............................  $ 53,593    $ 48,263
                                                         ========    ========

     Machinery and equipment includes assets acquired under capital leases of $1,549,000 and $1,801,000 and related accumulated depreciation and amortization of $1,258,000 and $858,000 at December 31, 2000 and 1999, respectively.

 7. OTHER ACCRUED LIABILITIES

     Other accrued liabilities at December 31 consist of (in thousands):

                                                              2000      1999
                                                             -------   -------
Accrued payroll and related expenses.......................  $ 8,812   $ 4,764
Warranty reserve...........................................    5,645     2,841
Other accrued expenses.....................................    3,152     3,770
Due to Motorola (see Note 12)..............................   15,000        --
                                                             -------   -------
          Total............................................  $32,609   $11,375
                                                             =======   =======

 8. NOTES PAYABLE

     In December 1999, the Company entered into a revolving bank line of credit ("Line") under which the Company may borrow up to the lesser of $50 million or the value of pledged collateral. At December 31, 2000 and 1999, the balance outstanding was $25,000,000 and $24,853,000, respectively. Interest on the Line was 9.5% at December 31, 2000. The Line matures on October 1, 2001. The Line is secured by $25,000,000 of marketable securities held by a custodian and recorded as restricted marketable securities on the consolidated financial statements.

 9. STOCK OPTION PLANS

  NLC Stock Option Plans

     Certain employees of the Partnership were granted contingently exercisable stock options (included in the table which follows) in NLC which vest over a period ranging from two to three years and which expire in ten years. Such options were exercisable only in the event of an initial public offering or a change in control of NLC (the "Event").

     In November 1999, in conjunction with the Recapitalization (see Note 1), the outstanding options granted under the NLC stock plan were converted into options to purchase 6,964,904 shares of the Company's common stock with equivalent terms and exercise prices. As a result of the initial public offering of the Company, compensation expense of $96,864,000 was recognized in 1999 related to the contingently exercisable stock options. The compensation expense was determined based on the difference between the

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

exercise price of the vested portion of such options and the initial offering price for the Company's common stock. The Company recorded compensation expense of $2,384,000 in 2000 related to the remaining vesting of these options, as a result of the Motorola acquisition.

     In addition, in 1997, as part of a tandem stock option grant, certain employees of NLC were granted options at $1.11 per share for a total of 1.9 million shares of common stock of NLC, or options at $15.75 per share for a total of 1.5 million shares of General Instrument common stock (the "GI Options"). The NLC options were exercisable only upon an Event. The options have a ten-year life and vest over three years. At December 31, 1999, it was determined that the NLC options granted as part of the tandem stock grant were more likely to be exercised than the related GI options. As a result, the Company recorded $31,420,000 in compensation expense in 1999 related to the tandem stock grant. The compensation expense was calculated based on the difference between the exercise price of the vested portion of the NLC options and the initial offering price of the Company's common stock.

  1999 Stock Plan

     The Company adopted its 1999 Stock Plan effective October 1, 1999. Options to purchase 5,388,476 shares of common stock were granted under the 1999 Stock Plan. These options vest over either a three or four year period with a pro rata portion vesting after one year of service and the remaining shares vesting in equal monthly installments over the remaining months of service and expire not later than 10 years after the date of grant. No future awards under the 1999 Stock Plan will be made.

  1999 Equity Incentive Plan

     On October 10, 1999, the Company adopted the 1999 Equity Incentive Plan. Options to purchase 7,900,000 shares of common stock are available for grant under the plan. Depending on the grant, shares vest over either a three or four year period with a pro rata portion vesting after one year of service and the remaining shares vesting in equal monthly installments over the remaining months of service. Options expire not later than 10 years after the date of grant.

     The following table summarizes activity relating to the NLC Stock Plan (including those granted as part of the tandem stock option grant) and the 1999 Stock Plan and 1999 Equity Incentive Plan (the "Plans"):

                                                                           WEIGHTED AVERAGE
                                                             SHARES         EXERCISE PRICE
                                                         --------------    ----------------
                                                         (IN THOUSANDS)
Balance at December 31, 1997 (none exercisable)........       6,914             $ 0.98
  Granted..............................................         179               5.74
  Canceled.............................................          (4)              1.11
                                                             ------
Balance at December 31, 1998 (none exercisable)........       7,089               1.10
  Granted (fair value of $14.98).......................       8,109              29.29
  Canceled.............................................        (281)              1.28
  Exercised............................................         (10)              1.61
                                                             ------
Balance at December 31, 1999 (6,799 exercisable).......      14,907              16.43
  Granted (fair value of $47.04).......................       8,735              64.20
  Canceled.............................................      (1,600)             60.05
  Exercised............................................      (1,865)              2.04
                                                             ------
Balance at December 31, 2000 (7,297 exercisable).......      20,177              34.98
                                                             ======

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     In January 2001, the Company granted an additional 3,670,000 options at an exercise price of $8.63 per share.

     The following table summarizes information about options granted under the Plans and outstanding at December 31, 2000:

                                   OUTSTANDING
                  ---------------------------------------------          EXERCISABLE
                                        WEIGHTED                  --------------------------
                      NUMBER            AVERAGE        WEIGHTED       NUMBER        WEIGHTED
                  OUTSTANDING AT       REMAINING       AVERAGE    EXERCISABLE AT    AVERAGE
    EXERCISE       DECEMBER 31,     CONTRACTUAL LIFE   EXERCISE    DECEMBER 31,     EXERCISE
     PRICES            2000            (IN YEARS)       PRICE          2000          PRICE
----------------  ---------------   ----------------   --------   ---------------   --------
                  (IN THOUSANDS)                                  (IN THOUSANDS)
$ 0.85 - $  9.66       5,186              6.6           $ 1.23         5,186         $1.24
$11.00 - $ 15.06       5,432              8.9            11.26         1,439            11
$18.00 - $ 76.07       7,228              9.2            60.52           671         65.43
$80.56 - $161.25       2,331              9.3            86.15             1           130
                      ------                                           -----
$ 0.85 - $161.25      20,177              8.5            34.98         7,297          9.08
                      ======                                           =====

  1999 Employee Stock Purchase Plan

     On October 10, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,000,000 shares of our common stock were reserved for issuance.

     All employees are eligible to participate. Eligible employees may begin participating in the 1999 Employee Stock Purchase Plan at the start of any offering period each of which lasts 24 months. Overlapping offering periods start on May 1 and November 1 of each year. However, the first offering period was started on the effective date of the initial public offering of November 10, 1999 and will end on October 31, 2001. Under the Purchase Plan eligible employees may purchase the Company's common stock at a price that is the lower of 85% of either the fair market value at the beginning of the offering period or the fair market value at the end of the period.

     During the year ended December 31, 2000, 318,208 shares of common stock were issued under the Purchase Plan.

  Additional Stock Plan Information

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company' stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for options granted after the offering were made using the Black-Scholes option pricing model.

     The estimated fair value of an option grant is based, in part, on the estimated term of the option. Prior to the Company's initial public offering, NLC options granted under the NLC Stock Plan were not exercisable. As a result, it is not practicable to determine the expected term of NLC options and therefore it is not possible

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

to estimate the fair value of such options. As a result, disclosure of the estimated grant date fair value of such options and the related pro forma compensation expense for such options is not possible.

     The following weighted average assumptions are included in the estimated fair value calculations of 2000 and 1999 grants for the stock option and stock purchase programs:

                                                              2000     1999
                                                              -----    ----
Expected dividend yields....................................      0%      0%
Expected stock price volatility.............................  103.0%   70.0%
Risk fee interest rate......................................    6.1%    5.9%
Expected term (years).......................................    4.0     4.8

     Under SFAS No. 123, had the Company recorded compensation expense based on the estimated grant date fair value for awards based on grants under the Plans and the tandem stock grant, the Company's net loss and net loss per share would have changed. The amounts below represent the pro forma amounts for fiscal 2000, 1999, and 1998 (in thousands, except for per share amounts):

                                                     2000         1999         1998
                                                   ---------    ---------    --------
Net loss as reported.............................  $ (74,838)   $(205,072)   $(81,731)
Pro forma net loss, as adjusted..................  $(237,363)   $(213,108)   $(84,494)
Diluted net loss per share (pro forma in
  1999 and 1998).................................  $   (0.91)   $   (2.78)   $  (1.08)
Pro forma diluted loss per share, as adjusted....  $   (2.90)   $   (2.98)   $  (1.21)

10. EMPLOYEE BENEFIT PLANS

     In January 2000, the Company adopted the Next Level Communications 401(k) Plan ("NLC Plan") to which employees could contribute up to 12% of the employees' salary subject to the legal maximum. The Company contributes an amount equal to 100% of the first 5% of the employee's salary that the employee contributes. The Company's expense related to the NLC Plan was $1,421,000 in 2000. The Company's expense related to the General Instrument 401(k) Plan was $589,000 and $513,000 for 1999 and 1998, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its facilities and equipment under operating leases. Leases expire at various dates from 2001 to 2006 and certain facility leases have renewal options.

     Future minimum lease payments at December 31, 2000 under operating leases are as follows:

2001................................................  $2,202
2002................................................   1,887
2003................................................   1,586
2004................................................     945
2005................................................     870
Thereafter..........................................     650
                                                      ------
          Total.....................................  $8,140
                                                      ======

     Additionally, the Company leases equipment under capital leases. These leases all expire in 2001 and all contain purchase options.

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Future minimum lease payments at December 31, 2000 are as follows (in thousands):

Total payments under capital leases.........................  $349
Less amounts representing interest..........................   (19)
                                                              ----
Present value of net minimum lease payments.................  $330
                                                              ====

     Rent expense was $1.7 million, $4.3 million and $3.8 million in 2000, 1999 and 1998, respectively.

     We have commitments with suppliers to purchase a total of approximately $75.0 million of components in 2001.

     In May 1998, actions by Broad-Band Technologies, Inc. against General Instrument and by Next Level Communications against Broad-Band Technologies, pending in the United States District Court for the Eastern District of North Carolina, were dismissed with prejudice. These dismissals were entered pursuant to a settlement agreement under which, among other things, Next Level Communications, Inc. paid Broad-Band Technologies $5.0 million, which was expensed in 1998.

12. INCOME TAXES

     For the period from January 1, 1998 through November 9, 1999, the Company was a limited partnership entity. For federal and state tax purposes, limited partnership entities pass all items of income and expense through to the respective partners of the entity. Consequently, all items of income and expense attributable to the period in which the Company was a limited partnership were allocated directly to the respective partners.

     For the period from November 10, 1999 through January 5, 2000, the Company was a corporation filing its tax returns on a stand-alone basis. As a result of the acquisition by Motorola of General Instrument, from January 6, 2000 through May 17, 2000, the Company's taxable loss will be included in the consolidated federal tax return of Motorola. Subsequent to May 17, 2000, due to the exercise of various warrants and stock options, Motorola's ownership interest in the Company declined below 80% and the Company was no longer eligible to be included in Motorola's consolidated federal tax return. For the period May 18, 2000 to December 31, 2000 the Company will file its federal income tax return on a stand-alone basis.

     Significant components of the Company's deferred tax assets and liabilities at December 31 were as follows (in thousands):

                                                          2000         1999
                                                        ---------    --------
Deferred tax assets:
  Net operating loss carryforwards....................  $  69,131    $  4,326
  Capitalized research and development................     31,744      28,865
  Stock option compensation...........................      1,021          --
  Basis difference in property and equipment..........      4,111      (2,127)
  Inventory reserves..................................      5,483       1,822
  Other...............................................     10,719       8,899
                                                        ---------    --------
          Total.......................................    122,209      41,785
Valuation allowance...................................   (122,209)    (41,785)
                                                        ---------    --------
  Net deferred tax assets.............................  $      --    $     --
                                                        =========    ========

     No tax benefit has been recorded through December 31, 2000 because of the net operating losses incurred and full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation

                        NEXT LEVEL COMMUNICATIONS, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

allowance at December 31, 2000 and 1999 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     At December 31, 2000, for tax purposes, the Company had approximately $168,000,000 in federal net operating loss carryforwards, approximately $150,000,000 in state net operating loss carryforwards, and approximately $1,600,000 in research and development credit carryforwards. The Company's federal net operating loss carryforwards expire beginning in fiscal 2017. The Company's other net operating loss and tax credit carryforwards have various expiration dates beginning in fiscal year 2002.

     Provisions of the Internal Revenue Code place a limitation (the "Section 382 Limitation") on the amount of taxable income which can be offset by net operating loss ("NOL") carryforwards after a change in control (generally a greater than 50% change in ownership). The Company's indirect acquisition by Motorola on January 5, 2000 resulted in an ownership change. The Company's federal and state NOLs on the date of the ownership change were approximately $18,000,000 and $14,000,000, respectively. Management believes that the Section 382 Limitation will not affect its ability to use its NOLs.

     In December 2000, the Company received a $15 million advance from Motorola related to a tax sharing and allocation agreement. The Company received an additional $17.3 million in January 2001 and the tax agreement was finalized in February 2001. The amount advanced to the Company is based on an estimate of the present value of income tax benefits to Motorola from the inclusion of the Company's operating losses for the period from January 6, 2000 to May 17, 2000. To the extent Motorola does not achieve the expected tax benefits by September 30, 2006, the Company must repay any difference. In addition, should the Company obtain certain specified levels of financing from independent third parties, it must repay all or a portion of the advance.

13. PRO FORMA NET LOSS PER SHARE

     Basic and diluted net loss per share for 1999 and 1998 is computed by dividing the pro forma net loss by the pro forma shares outstanding for the period giving effect to the Recapitalization as if it had occurred on January 1, 1997.

     Pro forma basic and diluted net loss per share give effect to the contribution of the note and accrued interest thereon payable to General Instrument and the related elimination of interest expense of $5.8 million and $5.9 million for 1999 and 1998 respectively. The pro forma shares outstanding exclude warrants held by affiliates of the General Partner to purchase 8,480,102 shares of common stock and employee stock options to purchase 14,907,000 shares of common stock. Shares under these options and warrants were not included in the computation of pro forma diluted net loss per common share since the inclusion of these shares would be antidilutive.

     The following is a reconciliation of the components of the pro forma basic and diluted net loss per share (in thousands except per share amounts):

                                                          1999         1998
                                                        ---------    --------
Net loss..............................................  $(205,072)   $(81,731)
Less: Interest expense for converted GI note
  payable.............................................      5,813       5,940
                                                        ---------    --------
Pro forma basic and diluted net loss..................  $(199,259)   $(75,791)
                                                        =========    ========
Pro forma weighted average shares outstanding.........     71,598      69,967
                                                        =========    ========
Pro forma net loss, basic and diluted.................  $   (2.78)   $  (1.08)
                                                        =========    ========

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page 26, which immediately precedes such financial statements. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

EXHIBITS

     The following exhibits are, as indicated below, either filed herewith or have previously been filed with the SEC and are referred to and incorporated herein by reference to such filings.

EXHIBIT
 NUMBER                               EXHIBIT
--------                              -------
 2.1        Form of Merger Agreement among General Instrument
            Corporation, Spencer Trask Investors LLC, Next Level
            Communications, Next Level Communications L.P. and us, which was filed as exhibit 2.1 to our registration statement on
            Form S-1 (file no. 333-85999) and is incorporated by
            reference herein.
 3.1        Restated Certificate of Incorporation, which was filed as
            exhibit 3.1 to our registration statement on Form S-1 (file
            No. 333-85999) and is incorporated by reference herein.
 3.2        Bylaws, which were filed as exhibit 3.2 to our registration statement on Form S-1 (file No. 333-85999) and are
            incorporated by reference herein.

EXHIBIT
 NUMBER                               EXHIBIT
--------                              -------
 4.1        Form of Registration Rights Agreement among General
            Instrument Corporation, Spencer Trask Investors LLC and us,
            which was filed as exhibit 4.2 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by
            reference herein.
 9.1        Form of Voting Trust Agreement among General Instrument
            Corporation, Chasemellon Shareholder Services and us, which was filed as exhibit 9.1 to our registration statement on
            Form S-1 (file No. 333-85999) and is incorporated by
            reference herein.
10.1        Form of Indemnification Agreement for our directors and
            officers, which was filed as exhibit 10.1 to our
            registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.2        Form of Corporate and Intercompany Agreement for our
            directors and officers, which was filed as exhibit 10. to
            our registration statement on Form S-1 (file No. 333-85999)
            and is incorporated by reference herein.
10.3*       1999 Equity Incentive Plan, which was filed as exhibit 10.3 to our registration statement on Form S-1 (file No.
            333-85999) and is incorporated by reference herein.
10.4*       1999 Employee Stock Purchase Plan, which was filed as
            exhibit 10.4 to our registration statement on Form S-1 (file
            No. 333-85999) and is incorporated by reference herein.
10.5        Patent and Technical Information Cross-License Agreement,
            which was filed as exhibit 10.5 to our registration
            statement on Form S-1 (file No. 333-85999) and is
            incorporated by reference herein.
10.6**      Agreement between U S WEST Communications, Inc. and us,
            which was filed as exhibit 10.8 to our registration
            statement on Form S-1 (file No. 333-85999) and is
            incorporated by reference herein.
10.7**      Agreement among Telesector Resources group, Inc., General
            Instrument Corporation and us, which was filed as exhibit
            10.8 to our registration statement on Form S-1 (file No.
            333-85999) and is incorporated by reference herein.
10.8**      Agreement between SCI Technology, Inc. and us, which was
            filed as exhibit 10.10 to our registration statement on Form
            S-1 (file No. 333-85999) and is incorporated by reference
            herein.
10.9**      Agreement between CMC Mississippi, Inc. and us, which was
            filed as exhibit 10.11 to our registration statement on Form
            S-1 (file No. 333-85999) and is incorporated by reference
            herein.
10.10*      1999 Stock Plan, which was filed as exhibit 10.12 to our
            registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.11       Form of Warrant, which was filed as exhibit 10.13 to our
            registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.12       Business Loan Agreement between Bank of America, N.A. and
            us, which was filed as exhibit 10.14 to our registration
            statement on Form S-1 (file No. 33-38618) and is
            incorporated by reference herein.
10.13       Form of Change of Control Agreement which was filed as
            exhibit 10.1 to our third quarterly report on Form 10-Q
            (file No. 000-27877) and is incorporated by reference
            herein.
23.1***     Independent Auditors' Consent

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

                                          NEXT LEVEL COMMUNICATIONS, INC.

Date: March 16, 2001
                                          By:     /s/ J. MICHAEL NORRIS
                                            ------------------------------------
                                                     J. Michael Norris
                                                Chief Executive Officer and
                                                          President

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Peter W. Keeler and Keith A. Zar, with full power of substitution and resubstitutions and full power to act without the other, his or her true and lawful attorneys-in-fact and agents to act for him or her in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file such amendments, together with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

         /s/ PETER W. KEELER                   Chairman of the Board          March 16, 2001
-------------------------------------
           Peter W. Keeler

        /s/ J. MICHAEL NORRIS               Chief Executive Officer and       March 16, 2001
-------------------------------------          President (Principal
          J. Michael Norris                     Executive Officer)

        /s/ JAMES T. WANDREY               Senior Vice President, Chief       March 16, 2001
-------------------------------------    Financial Officer, and Treasurer
          James T. Wandrey                   (Principal Financial and
                                                Accounting Officer)

         /s/ EUGENE DELANEY                          Director                 March 16, 2001
-------------------------------------
           Eugene Delaney

          /s/ LYNN FORESTER                          Director                 March 16, 2001
-------------------------------------
            Lynn Forester

       /s/ FERDINAND C. KUZNIK                       Director                 March 16, 2001
-------------------------------------
         Ferdinand C. Kuznik

        /s/ PAUL S. LATCHFORD                        Director                 March 16, 2001
-------------------------------------
          Paul S. Latchford

         /s/ JOHN MCCARTNEY                          Director                 March 16, 2001
-------------------------------------
           John McCartney

         /s/ JERRY ROSELAND                          Director                 March 16, 2001
-------------------------------------
           Jerry Roseland

         /s/ RICHARD SEVERNS                         Director                 March 16, 2001
-------------------------------------
           Richard Severns

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
23.1      Independent Auditors' Consent