Form 10-Q
period 2001-03-31
NEXT LEVEL COMMUNICATIONS INC
filed 2001-05-15
CIK 1093802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED MARCH 31, 2001

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

       The number of shares of our common stock, par value $0.01 per share, outstanding as of May 1, 2001 was approximately 85,028,029.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                           Page No.
                                                                                           --------
Item 1.  Condensed Consolidated Financial Statements...................................        1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................        7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       18

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................       19

Item 6.  Exhibits and Reports on Form 8-K..............................................       19

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         NEXT LEVEL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended March 31, 2001 and 2000
                  (In thousands, except share data, unaudited)


                                                    MARCH 31,               MARCH 31,
                                                       2001                   2000
                                                   ------------           ------------
REVENUES
  Equipment                                        $     28,063           $     29,689
  Software                                                  675                    790
                                                   ------------           ------------
                 Total revenues                          28,738                 30,479
                                                   ------------           ------------
COST OF REVENUES
  Equipment                                              22,532                 24,891
  Software                                                  108                     57
                                                   ------------           ------------
                 Total cost of revenues                  22,640                 24,948
                                                   ------------           ------------

Gross profit                                              6,098                  5,531

OPERATING EXPENSES
  Research and development                               14,095                 13,844
  Selling, general and administrative                    14,510                  9,565
  Non-cash compensation charge                               --                  2,384
                                                   ------------           ------------
                 Total operating expenses                28,605                 25,793
                                                   ------------           ------------

Operating loss                                          (22,507)               (20,262)
Interest income, net                                        109                  1,832
                                                   ------------           ------------

Net loss                                           $    (22,398)          $    (18,430)
                                                   ============           ============

Basic and diluted net loss per share               $      (0.26)          $      (0.23)
                                                   ============           ============

Shares used to compute basic and
  diluted net loss per share                         84,628,471             79,767,349
                                                   ============           ============


            See notes to condensed consolidated financial statements.

                         NEXT LEVEL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                  (In thousands, except share data, unaudited)

                                     ASSETS

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                       2001            2000
                                                                                    ---------      ------------
Current Assets:
  Cash and cash equivalents                                                         $   8,707       $  35,863
  Restricted marketable securities                                                      5,625          25,000
  Trade receivables, less allowance for doubtful accounts of $1,332 and $1,332         28,879          34,646
  Other receivables                                                                     1,929           2,836
  Inventories, net                                                                    106,801          86,764
  Prepaid expenses and other                                                            2,025           2,123
                                                                                    ---------       ---------
          Total current assets                                                        153,966         187,232
Property and equipment, net                                                            52,842          53,593
Long-term investments                                                                  16,750          15,000
Goodwill, less accumulated amortization of $8,558 and $6,883, respectively             16,138          17,813
Other assets                                                                            2,078           2,078
                                                                                    ---------       ---------
          Total Assets                                                              $ 241,774       $ 275,716
                                                                                    =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                  $  49,644       $  53,367
  Accrued liabilities                                                                  47,349          32,609
  Notes payable                                                                         5,000          25,000
  Deferred revenue                                                                      2,532           5,661
  Current portion of capital lease obligations                                            253             330
                                                                                    ---------       ---------
          Total current liabilities                                                 $ 104,778       $ 116,967
Long-term obligations                                                                      --              --

Stockholders' Equity:
  Common stock - $.01 par value, 400,000,000 shares authorized, 84,838,000
     and 84,443,000 shares issued and outstanding, respectively                           780             776
  Additional paid-in-capital                                                        $ 438,654       $ 438,123
  Accumulated deficit                                                                (302,308)       (279,910)
  Unearned compensation                                                                  (130)           (240)
                                                                                    ---------       ---------
          Total Stockholders' Equity                                                  136,996         158,749
                                                                                    ---------       ---------
          Total Liabilities and Stockholders' Equity                                $ 241,774       $ 275,716
                                                                                    =========       =========


            See notes to condensed consolidated financial statements.

                        NEXT LEVEL COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                           (In thousands, unaudited)

                                                                                   MARCH 31,       MARCH 31,
                                                                                      2001            2000
                                                                                   ---------       ---------
OPERATING ACTIVITIES:
  Net loss                                                                         $ (22,398)      $ (18,430)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Non-cash compensation charge                                                          --           2,384
    Depreciation and amortization                                                      4,650           2,745
    Equity in net loss of investee                                                       250              --
    Changes in assets and liabilities:
      Trade receivables                                                                5,767          (1,500)
      Inventories                                                                    (20,037)            228
      Other assets                                                                     1,005         (12,271)
      Accounts payable                                                                (3,723)          5,658
      Accrued liabilities and deferred revenue                                        11,611          (3,012)
                                                                                   ---------       ---------
        Net cash used in operating activities                                        (22,875)        (24,198)
INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (2,114)         (2,531)
  Proceeds from sale of marketable securities                                         19,375          30,106
  Long-term investments                                                               (2,000)             --
  Proceeds from notes receivable                                                          --               5
                                                                                   ---------       ---------
        Net cash used in investing activities                                         15,261          27,580
FINANCING ACTIVITIES:
  Issuance of common stock                                                               535              --
  Repayments of borrowings                                                           (20,000)        (24,853)
  Repayment of capital lease obligations                                                 (77)           (151)
  Initial public offering expenses, net                                                   --            (847)
                                                                                   ---------       ---------
        Net cash used in financing activities                                        (19,542)        (25,851)

Net Decrease in Cash and Cash Equivalents                                            (27,156)        (22,469)
Cash and Cash Equivalents, Beginning of Period                                        35,863         128,752
                                                                                   ---------       ---------
Cash and Cash Equivalents, End of Period                                           $   8,707       $ 106,283
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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

       Inventories at March 31, 2001 and December 31, 2000 consist of (in thousands):

                                      March 31,          December 31,
                                         2001                2000
                                      ---------          ------------
Raw materials                         $  47,468           $  29,525
Work-in-process                             852               1,935
Finished goods                           70,886              68,101
                                      ---------           ---------

Total                                   119,206              99,561

Less reserves and allowances            (12,405)            (12,797)
                                      ---------           ---------

Inventories, net                      $ 106,801           $  86,764
                                      =========           =========

3.     NOTES PAYABLE

       The Company had entered into a revolving bank line of credit ("Line"), which was due to expire on October 1, 2001, under which the Company could have borrowed up to the lesser of $50 million or the value of pledged collateral. At March 31, 2001, the balance outstanding was $5.0 million. Interest on the Line was at IBOR plus .7%. The line was secured by $5.0 million of marketable securities held by a custodian. On May 7, 2001, the balance on the line was 0, and the Company terminated the line.

4.     TAX SHARING AND ALLOCATION AGREEMENT WITH MOTOROLA

       In December 2000, the Company received a $15 million advance from Motorola related to a tax sharing and allocation agreement. The Company received an additional $17.3 million in January 2001 and the tax agreement was finalized in February 2001. The amount advanced to the Company is based on an estimate of the present value of income tax benefits to Motorola from the inclusion of the Company's operating losses for the period from January 6, 2000 to May 17, 2000 in Motorola's consolidated tax return. To the extent Motorola does not achieve the expected tax benefits by September 30, 2006, the Company must repay any difference. In addition, should the Company obtain certain specified levels of financing from independent third parties, it must also repay all or a portion of the advance. The Company has included such $32.3 million in accrued liabilities at March 31, 2001.


5.     NET LOSS PER SHARE

       Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive common stock equivalents is excluded, as they are anti-dilutive because of the Company's losses. As of March 31, 2001 and 2000, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

                                       March 31,
                                  ------------------
                                   2001        2000
                                  ------      ------
General Partner's warrants         5,592       8,480
Outstanding employee options      22,897      15,262
                                  ------      ------
Total                             28,489      23,742
                                  ======      ======

6.     COMPREHENSIVE LOSS

        The following table sets forth the calculation of comprehensive loss:

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                      2001               2000
                                                    --------           --------
Net Loss                                            $(22,398)          $(18,430)
Unrealized losses on marketable securities                --                (88)
                                                    --------           --------
Total comprehensive loss                            $(22,398)          $(18,518)
                                                    ========           ========

7.    RECENTLY ISSUED ACCOUNTING STANDARD

       SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was effective for the Company beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The initial adoption of FAS 133 did not have a material effect on the Company's financial statements.

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

       We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest (formerly U S
WEST) accounted for 52% of our total revenues for the quarter ended March 31, 2001 and 84% of our total revenues for the quarter ended March 31, 2000. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

       Revenues. Our revenues consist primarily of sales of equipment and sales of data communications software. We recognize equipment revenues upon shipment of our products. Software revenues consist of sales to original equipment manufacturers that supply communications software and hardware to distributors. We recognize software license revenues when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new software license agreements that relates to our obligations to provide customer support is deferred and recognized ratably over the maintenance period.

       Cost of revenues. Cost of equipment revenues includes direct material and labor, depreciation and amortization expense on property and equipment, warranty expenses, license fees and manufacturing and service overhead. Cost of software revenues primarily includes the cost of the media the software is shipped on, which is usually CDs, and documentation costs.

       Research and development. Research and development expenses consist principally of salaries and related personnel expenses, consultant fees, prototype component expenses and development contracts related to the design, development, testing and enhancement of our products. We expense all research and development costs as incurred.

       Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for personnel engaged in direct marketing and field service support functions, executive, accounting and administrative personnel, recruiting expenses, professional fees and other general corporate expenses.

RESULTS OF OPERATIONS

       Revenues. Total revenues in the period ended March 31, 2001 decreased to $28.7 million from $30.5 million in the first quarter of 2000. The decrease was primarily due to a decrease in equipment sales to Qwest, partially offset by an increase in equipment sales to independent operating companies. Total revenues for the current period included $28.1 million of equipment sales, compared to $29.7 million in the first quarter of 2000. Qwest accounted for $15.1 million of equipment revenue in the first quarter of 2001 as compared to $25.5 million in the first quarter of 2000. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product. Sales to independent operating companies were $11.8 million in the first quarter of 2001, compared to $4.1 million in the first quarter of 2000. We expect to continue to derive substantially all of our revenues from sales of equipment to Qwest and local, foreign and independent telephone companies for the foreseeable future. The growth in equipment revenue in future quarters will depend upon whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

       Software revenue remained comparable in both quarters decreasing slightly in the period ended March 31, 2001 to $675,000 from $790,000 in the period ended March 31, 2000. We expect demand for our software to remain relatively flat in the near term because the market for these products is mature.

       Cost of Revenues. Total cost of revenues decreased to $22.6 million in the period ended March 31, 2001 from $24.9 million in the period ended March 31, 2001. Our gross margin percentage increased to 21.2% in the first quarter of 2001 from 18.1% in the first quarter of 2000. The increase in our gross margin percentage was primarily the result of an increase in sales of our higher margin products. We currently expect gross margin improvements in the latter part of 2001 as we increase sales of our higher margin products, and continue implementing cost reductions. In the future, cost of revenues as a percent of revenues may fluctuate due to a wide variety of factors, including the customer mix, the product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume.

       Research and development. Research and development expenses increased to $14.1 million in the period ended March 31, 2001 from $13.8 million in the period ended March 31, 2000. The increase was primarily due to an increase in research and development personnel. We believe that continued investment in research and development is critical to attaining our strategic product development and cost reduction objectives and, as a result, expect these expenses to continue to increase in absolute dollars. We expense all of our research and development costs as incurred.

       Selling, general and administrative. Selling, general and administrative expenses increased to $14.5 million in the period ended March 31, 2001 from $9.6 million in the period ended March 31, 2000. The increase was primarily attributable to increased goodwill amortization, and the increase in the scale of our operations including additional personnel in our operations, administration, sales and marketing organizations, promotional expenses, consulting expenses and other administrative expenses. We have generated higher sales expenses by hiring new sales representatives in our efforts to increase the number and size of our customer accounts. We expect selling, general and administrative expenses to increase as required to support potential future revenue growth.

       Non-cash compensation charge. Substantially all of our employees had been granted contingently exercisable stock options that became options to purchase our common stock upon our recapitalization in 1999. In addition, tandem stock options were granted in January 1997 to some of our employees. As a result, non-cash compensation expense was recognized upon the completion of our initial public offering based on the difference between the exercise price of these options and the initial public offering price of our common stock. The non-cash compensation expense related to these option grants in the period ended March 31, 2000 was $2.4 million. There was no such expense in 2001.

       Interest income, net. Interest income, net, in the period ended March 31, 2001 decreased to $109,000 from $1.8 million in the period ended March 31, 2000 due primarily to lower cash balances. In 2001, the amount represents interest earned on cash balances in a money market account, and in 2000, the amount represents interest earned on proceeds from our initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities was $22.9 million in the quarter ended March 31, 2001 and $24.2 million in the quarter ended March 31, 2000. In the current quarter, the use of cash in operating activities was primarily due to our net losses and a $20 million increase in our inventories, partially offset by a $14.7 million increase in accrued liabilities. The increase in inventory is due to amounts purchased related to commitments we had with our suppliers. The increase in accrued liabilities is primarily related to amounts received from Motorola in connection with a tax sharing agreement, which we must repay to the extent certain tax benefits are not realized by Motorola or we obtain specified levels of third party financing. During the quarter ended March 31, 2000, the cash used in operating activities was primarily due to net losses; additionally, $12.7 million was used to pay taxes associated with the exercise of Motorola options by our employees.

       Net cash provided by investing activities of $15.3 million in the period ended March 31, 2001 and $27.6 million in the period ended March 31, 2000 was primarily attributable to the sale of marketable securities, partially offset by capital expenditures to support our engineering and testing activities. As we increase the scope of our operations, we expect that our capital expenditures will increase. In accordance with our agreement with Virtual Access, we made an additional $2.0 million investment in that company in the period ended March 31, 2001.

       Net cash used in financing activities was $19.5 million in the period ended March 31, 2001 and $25.9 million in the period ended March 31, 2000. In both periods, substantially all cash used was used to repay borrowings on our line of credit.

       At March 31, 2001, we had $8.7 million of cash and cash equivalents and $49.2 million of working capital.

       We have commitments with suppliers to purchase a total of approximately $64 million of components in 2001.

       In December 1999, we entered into a revolving bank line of credit under which we had the ability to borrow up to the lesser of $50 million or the value of pledged collateral. At March 31, 2001, the balance outstanding was $5.0 million and the line was secured by $5.0 million of marketable securities. On May 7, 2001, the balance on the line was 0 and we terminated the line.

       We anticipate that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may use cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Our long-term operating and capital lease obligations are generally less than $3.0 million per year. Other than capital lease commitments, we have no material commitments for capital expenditures. As we increase the scope of our operations, we expect that our capital expenditures will increase.

       We are in the process of negotiating the terms of a financing from Motorola, which we expect will provide us with sufficient cash on hand to meet our working capital and capital expenditure requirements for at least the next 12 months. However, it may still be necessary to obtain additional equity or debt financing either during or after the next 12 months if we are not able to generate sufficient cash from operating activities to meet our working capital and capital expenditure needs. In the event additional financing is required, we may not be able to raise it on acceptable terms, or at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

       SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was effective for us beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The initial adoption of SFAS No. 133 did not have a material effect on our financial statements.


RISK FACTORS


       You should carefully consider the risk factors set forth below.

WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER ACHIEVE PROFITABILITY

       We incurred net losses of $22.4 million in the quarter ended March 31, 2001 and $74.8 million in the year ended December 31, 2000. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE.

       Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

       - delays or cancellations of any orders by Qwest, which accounted for approximately 52% of our revenues in the quarter ended March 31, 2001, or by any other customer accounting for a significant portion of our revenues;

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

       A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 52% and 84% of total revenues in the quarters ended March 31, 2001 and 2000. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. A significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FINANCING TO FUND OUR BUSINESS AND, AS A RESULT, WE MAY NOT BE ABLE TO GROW AND COMPETE EFFECTIVELY.

       We are currently negotiating the terms of a financing from Motorola. In addition, we may need to raise additional funds if our estimates of revenues or capital requirements change or prove inaccurate. If we cannot secure the financing with Motorola or cannot raise these additional funds, we may not be able to grow our business. We may need additional capital if we need to respond to unforeseen technological or marketing hurdles or if we desire to take advantage of unanticipated opportunities. In addition, we expect to review potential acquisitions that would complement our existing product offerings or enhance our technical capabilities that could require potentially significant amounts of capital. Funds may not be available at the time or times needed on terms acceptable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to make acquisitions, to develop new products or to otherwise respond to competitive pressures effectively.

CONSOLIDATION AMONG TELEPHONE COMPANIES MAY REDUCE OUR SALES.

       Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer's organization due to budget cuts, layoffs, or other disruptions following a consolidation. For example, our sales to NYNEX, previously one of our largest clients, have decreased significantly as a result of a shift in focus resulting from its merger with Bell Atlantic. In addition, as a result of the merger between U S WEST and Qwest, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding deployment of VDSL across its network.

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

       Our significant current competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, RELTEC (acquired by BAE Systems, CNI Division, formerly GEC Marconi), Scientific Atlanta, Siemens and our largest stockholder, General Instrument/Motorola, as well as emerging companies that are developing new technologies. Some of these competitors have existing relationships with our current and prospective customers. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial which markets products under the Panasonic brand name, Microsoft, Network Computer, Philips, Sony, STMicroelectronics and Toshiba America will likely introduce products that compete with our N(3) Residential Gateway product in the future. Our customer base may be attracted by the name and resources of these large, well-known companies and may prefer to purchase products from them instead of us.

CONSOLIDATION OF OUR COMPETITORS MAY CAUSE US TO LOSE CUSTOMERS AND NEGATIVELY AFFECT OUR SALES.

       Consolidation in the telecommunications equipment industry may strengthen our competitors' positions in our market, cause us to lose customers and hurt our sales. For example, as a result of the merger between U S WEST and Qwest, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. In addition, Alcatel acquired DSC Communications, Lucent acquired Ascend Communications and BAE Systems, CNI Division, formerly GEC Marconi, acquired RELTEC. Acquisitions such as these may strengthen our competitors' financial, technical and marketing resources and provide them access to regional Bell operating companies and other potential customers. Consolidation may also allow some of our competitors to penetrate new markets that we have targeted, such as domestic local, independent and international telephone companies. This consolidation may negatively affect our ability to increase revenues.

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

       Motorola beneficially owns approximately 76% of the outstanding shares of our common stock as of March 31, 2001. Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

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

SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

       As of May 1, 2001, Motorola owned 64,103,724 shares of our common stock, FMR Corporation owned 5,601,500 shares of our common stock and Kevin Kimberlin Partners, LP and its affiliates owned 2,933,128 shares of our common stock and its affiliates held warrants to purchase an additional 4,288,764 shares of our common stock. If Motorola, FMR, Kevin Kimberlin Partners LP and its affiliates or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

       Motorola and Kevin Kimberlin Partners LP and its related persons and their transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

       In addition, as of May 1, 2001, there were outstanding options to purchase 22,593,364 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

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

       - establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted on by stockholders at stockholder meetings; and

       - requiring super-majority voting to effect amendments to our certificate of incorporation and by-laws.

       Some of these provisions do not currently apply to Motorola and its affiliates.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our exposure to market risk is limited to interest rate fluctuation. We do not engage in any hedging activities, and we do not use derivatives or equity investments for cash investment purposes. The marketable securities portfolio is classified as available for sale and recorded at fair value on the balance sheet. Our portfolio consists solely of corporate bonds, commercial paper and government securities, and therefore, our market risk is deemed relatively low.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


We are not currently involved in any pending legal proceedings that individually, or in the aggregate, are material to us.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following exhibit is included as part of this report:



 Exhibit
  No.                 Description of Exhibit
 ----                 ----------------------
  10.1         Severance agreement between Mr. Keeler and us effective as of
               December 4, 2000.

  10.2 Tax allocation and sharing agreement between Motorola Inc., and us effective February, 2001.



(b) Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEXT LEVEL COMMUNICATIONS, INC.



Date:  May 14, 2001                By:   /s/  J. MICHAEL NORRIS
                                      -----------------------------------------
                                         J. Michael Norris
                                         Chief Executive Officer and President


Date:  May 14, 2001                By:   /s/ JAMES T. WANDREY
                                      -----------------------------------------
                                         James T. Wandrey
                                         Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No.          Description of Exhibit
-----------          ----------------------
10.1                 Severance agreement between Mr. Keeler and us effective December 4, 2000.

                     Tax allocation and sharing agreement between Motorola Inc., and us
10.2                 effective February, 2001.