Form 10-Q
period 2001-06-30
NEXT LEVEL COMMUNICATIONS INC
filed 2001-08-02
CIK 1093802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

           THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        The number of shares of our common stock, par value $0.01 per share, outstanding as of July 17, 2001 was approximately 85,469,007.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                            Page No.
                                                                            --------
Item 1.  Condensed Consolidated Financial Statements ......................     1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......    24

                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................    25

Item 4.  Submission of Matters to a Vote of Security Holders ..............    25

Item 6.  Exhibits and Reports on Form 8-K .................................    26

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         Next Level Communications, INC.
                 CONDENSED CONSOLIDATED StatementS OF OPERATIONS
            Three Months and Six Months Ended June 30, 2001 and 2000
                  (In thousands, except share data, unaudited)


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 JUNE 30, 2001      JUNE 30, 2000      JUNE 30, 2001      JUNE 30, 2000
                                                  ------------       ------------       ------------       ------------
Revenues
  Equipment                                       $     31,029       $     39,340       $     59,092       $     69,029
  Software                                                 875                836              1,550              1,626
                                                  ------------       ------------       ------------       ------------
    Total Revenues                                      31,904             40,176             60,642             70,655
COST OF REVENUES
  Equipment                                             25,925             32,076             48,457             56,967
  Software                                                   1                 25                109                 82
  Inventory charge                                      72,016                 --             72,016                 --
                                                  ------------       ------------       ------------       ------------
    Total Cost of Revenues                              97,942             32,101            120,582             57,049
                                                  ------------       ------------       ------------       ------------
GROSS PROFIT (LOSS)                                    (66,038)             8,075            (59,940)            13,606
OPERATING EXPENSES
  Research and development                              12,859             13,652             26,954             27,496
  Selling, general and administrative                   15,087             10,966             29,347             20,530
  Noncash compensation charge                               --                 --                 --              2,384
                                                  ------------       ------------       ------------       ------------
    Total Operating Expenses                            27,946             24,618             56,301             50,410

OPERATING LOSS                                         (93,984)           (16,543)          (116,241)           (36,804)
Interest income (expense), net                          (3,192)             1,956             (3,083)             3,793
Other income (expense), net                             (4,959)               (46)            (5,209)               (51)
                                                  ------------       ------------       ------------       ------------
NET LOSS                                          $   (102,135)      $    (14,633)      $   (124,533)      $    (33,062)
                                                  ============       ============       ============       ============

Basic and diluted net loss per common share       $      (1.20)      $      (0.18)      $      (1.47)      $      (0.41)
Shares used to compute basic and diluted net
  loss per common share                             85,233,000         80,322,000         84,932,000         80,042,000





           See notes to condensed consolidated financial statements.

                         NEXT LEVEL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                  (In thousands, except share data, unaudited)

                                     ASSETS


                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2001            2000
                                                                                    ---------       ---------
Current Assets:
  Cash and cash equivalents                                                         $  16,919       $  35,863
  Restricted marketable securities                                                         --          25,000
  Trade receivables, less allowance for doubtful accounts of $1,332 and $1,332         36,527          34,646
  Other receivables                                                                     2,612           2,836
  Inventories                                                                          74,726          86,764
  Prepaid expenses and other                                                            1,355           2,123
                                                                                    ---------       ---------
          Total current assets                                                        132,139         187,232
Property and equipment, net                                                            50,808          53,593
Long-term investments                                                                  15,583          15,000
Goodwill, less accumulated amortization of $10,232 and $6,883                          14,464          17,813
Other assets                                                                            2,078           2,078
                                                                                    ---------       ---------
          Total Assets                                                              $ 215,072       $ 275,716
                                                                                    =========       =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                  $  35,725       $  53,367
  Accrued liabilities                                                                  20,745          32,609
  Due to Motorola:
    Note payable, net of discount                                                      36,638              --
    Tax sharing agreement liability                                                    32,300              --
  Note payable                                                                             --          25,000
  Note payable to vendor                                                               24,340              --
  Deferred revenue                                                                      2,456           5,661
  Current portion of capital lease obligations                                            173             330
                                                                                    ---------       ---------
          Total current liabilities                                                   152,377         116,967
Long-term obligations                                                                      --              --

Stockholders' Equity:
  Common stock - $.01 par value, 400,000,000 shares authorized, 85,441,000
     and 84,443,000 shares issued and outstanding                                         786             776
  Additional paid-in-capital                                                          466,372         438,123
  Accumulated deficit                                                                (404,443)       (279,910)
  Unearned compensation                                                                   (20)           (240)
                                                                                    ---------       ---------
          Total Stockholders' Equity                                                   62,695         158,749
                                                                                    ---------       ---------
          Total Liabilities and Stockholders' Equity                                $ 215,072       $ 275,716
                                                                                    =========       =========



            See notes to condensed consolidated financial statements.

                         NEXT LEVEL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                            (In thousands, unaudited)


                                                                                    JUNE 30,        JUNE 30,
                                                                                      2001            2000
                                                                                   ---------       ---------
OPERATING ACTIVITIES:
  Net loss                                                                         $(124,533)      $ (33,062)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Inventory charge                                                                  72,016              --
    Write-down of investments and property and equipment                               6,286              --
    Non-cash compensation charge                                                         334           2,384
    Depreciation and amortization                                                      8,558           5,360
    Amortization of discount on note payable                                           2,617              --
    Equity in net loss of investee                                                       450              --
    Changes in assets and liabilities:
      Trade receivables                                                               (1,881)         (7,913)
      Inventories                                                                    (49,978)        (15,321)
      Other assets                                                                      (527)            563
      Accounts payable                                                                (3,302)         16,575
      Accrued liabilities and deferred revenue                                        17,231          (5,677)
                                                                                   ---------       ---------
        Net cash used in operating activities                                        (72,729)        (37,091)
INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (3,224)         (5,893)
  Proceeds from sale of marketable securities                                             --           2,113
  Long-term investments                                                               (5,000)             --
                                                                                   ---------       ---------
        Net cash used in investing activities                                         (8,224)         (3,780)
FINANCING ACTIVITIES:
  Issuance of common stock                                                             2,166           3,506
  Proceeds from Motorola financing                                                    60,000              --
  Proceeds from borrowings, net                                                           --             147
  Repayment of capital lease obligations                                                (157)           (337)
  Initial public offering expenses, net                                                   --            (899)
                                                                                   ---------       ---------
        Net cash provided by financing activities                                     62,009           2,417

Net Decrease in Cash and Cash Equivalents                                            (18,944)        (38,454)
Cash and Cash Equivalents, Beginning of Period                                        35,863         128,752
                                                                                   ---------       ---------
Cash and Cash Equivalents, End of Period                                           $  16,919       $  90,298
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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments (consisting of normal recurring items, except as discussed in Notes 2 and 4) which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include the inventory write-down and loss on purchase commitments (see Note 2) and investment and property and equipment write-down (see Note 4). Actual results could differ from those estimates.

        New Accounting Standard - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

2. SECOND QUARTER 2001 INVENTORY WRITE-DOWN AND LOSS ON PURCHASE COMMITMENTS

        In the quarter ended June 30, 2001, the Company recorded a write-down of inventory and purchase commitments for excess and obsolete quantities and lower of cost or market adjustments related to its current generation product platform and related communications equipment totaling $72,016,000. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, the Company increased inventory levels for certain components and entered into purchase commitments for certain components with long lead times. However, in the quarter ended June 30, 2001, the Company's actual sales, as well as the Company's estimates of forecasted sales in 2001 and 2002, for its current generation of products declined significantly. As a result, the inventory charges were required and were calculated based upon (i) the substantial completion of the negotiation process with the Company's contract manufacturers and their suppliers and the Company's other vendors regarding purchase commitments and cancellations made by the Company, (ii) the inventory levels in excess of forecasted demand through December 31, 2002 and (iii) the Company's estimates of salvage or recovery value for each raw material or finished good on an item by item basis. The Company does not currently anticipate that the excess inventory included in this provision will be used after December 31, 2002 based on the Company's current demand forecast. Such write-down was included in cost of revenues in the quarter ended June 30, 2001 and consisted of the following:

Excess quantities of raw materials on hand and under purchase commitments
   at June 30, 2001, net of salvage                                            $34,762,000
Excess quantities of finished goods on hand at June 30, 2001, net of
   salvage                                                                      10,785,000
Obsolescence                                                                    13,198,000
Cancellation charges on purchase commitments                                     5,234,000
Lower of cost or market write-down on current generation product
   platform                                                                      8,037,000
                                                                               -----------
Total                                                                          $72,016,000


        Significant estimates included in the calculation of the inventory write-down above include forecasted demand for the Company's products, sales prices for residential gateways and other finished goods and estimated salvage or recovery value for excess raw materials and finished goods. Actual results could differ from those estimates, and therefore additional inventory write-downs may be necessary in future periods.


3. LOAN AGREEMENT WITH MOTOROLA

        On May 16, 2001, the Company entered into a $60,000,000 loan agreement with Motorola, Inc. Under the terms of the agreement, Motorola, which currently owns approximately 75% of Next Level Communications, Inc., made a $60,000,000 loan commitment to the Company over a two-year period, beginning May 17, 2001. Interest is determined by Motorola based on either the base rate (as defined in the agreement) plus 2% or the Eurodollar rate plus 3 1/2%.

        As of June 30, 2001, the Company had borrowed $60,000,000 under this loan agreement.

        In the event of a debt or equity security offering or a sale of assets in excess of $25,000,000, the first $25,000,000 of proceeds may be retained by the Company; the next $25,000,000 (between

$25,000,000 and $50,000,000) of such proceeds will be allocated at least one-third to repay the Company's obligations under the Company's tax sharing agreement with Motorola (the "Tax Sharing Agreement"), and the balance may be retained by the Company; the next $25,000,000 of such proceeds (between $50,000,000 and $75,000,000) will be allocated at least one-half to repay the Company's obligations under the Tax Sharing Agreement and the balance may be retained by the Company; amounts of such proceeds in excess of $75,000,000 must be used 100% first to repay the Company's obligations under the Tax Sharing Agreement (to the extent of such obligations) and then to repay and reduce the amount owed under the loan agreement.

        The loan agreement provides for the issuance of warrants, to purchase up to 7,500,000 shares of the Company's common stock, all at an exercise price of $7.39 per share. Such warrants become exercisable as follows:

        -       1,500,000 shares upon the effective date of the loan agreement;
        - 750,000 shares upon cumulative borrowings outstanding equaling or exceeding $20,000,000;
        - 750,000 shares upon cumulative borrowings outstanding equaling or exceeding $30,000,000;
        - 750,000 shares upon cumulative borrowings outstanding equaling or exceeding $40,000,000;
        - 750,000 shares upon cumulative borrowings outstanding equaling or exceeding $50,000,000;
        - 1,000,000 shares become exercisable unless, prior to May 17, 2002, all borrowings under the loan agreement have been repaid in full and it has been terminated;
        - 1,000,000 shares become exercisable unless, prior to November 17, 2002 all borrowings under the loan agreement have been repaid in full and it has been terminated; and
        - 1,000,000 shares become exercisable unless, prior to February 17, 2003, all borrowings under the loan agreement have been repaid in full and it has been terminated.

        As of June 30, 2001, based upon borrowings to date, warrants to purchase 4,500,000 shares of the Company's common stock at $7.39 per share were issued and exercisable. The fair value of the warrants of $25,979,000 was recorded as a discount to the note payable with a corresponding increase to additional paid-in capital. Such amount was determined based upon the Black-Scholes option pricing model using expected volatility of 101%, a risk-free interest rate of 4.9% and an expected term of four years. As a result, at June 30, 2001, the borrowings from Motorola with a stated value of $60,000,000 were recorded at $36,638,000, net of the unamortized discount related to the fair value of the warrants. In the quarter ended June 30, 2001, non-cash discount amortization of $2,617,000 was recorded; non-cash interest expense will be recorded through May 2002 to reflect amortization of the remaining discount.

        The loan agreement contains various covenants, including compliance with net worth requirements, and restrictions on additional indebtedness, capital expenditures, and dividends. As of June 30, 2001, the Company was not in compliance with the net worth financial covenant. On July 25, 2001, the Company and Motorola amended the loan agreement. The amendment waived the debt covenant violation and established revised financial covenants for net worth.

4. INVESTMENT AND PROPERTY AND EQUIPMENT WRITE-DOWNS/OTHER EXPENSE

        The Company recorded a write-down of $4.0 million to one of its long-term investments in the quarter ended June 30, 2001. Such amount was measured as the amount by which the carrying amount exceeded the investment's estimated fair value.

        In addition, the Company wrote off $1.1 million of property and equipment related to the second quarter closure of a small research and development facility in Vietnam.

5. TAX SHARING AND ALLOCATION AGREEMENT WITH MOTOROLA

        In December 2000, the Company received a $15 million advance from Motorola related to a tax sharing and allocation agreement. The Company received an additional $17.3 million in January 2001 and the tax agreement was finalized in February 2001. The amount advanced to the Company is based on an estimate of the present value of income tax benefits to Motorola from the inclusion of the Company's operating losses for the period from January 6, 2000 to May 17, 2000 in Motorola's consolidated tax return. Subsequent to May 17, 2000, the Company has not been included in Motorola's tax return. To the extent Motorola does not achieve the expected tax benefits by September 30, 2006, the Company must repay any difference. In addition, should the Company obtain certain specified levels of financing from independent third parties, it must also repay all or a portion of the advance. The Company has included such $32.3 million as a current liability at June 30, 2001.


6. INVENTORIES

        Inventories at June 30, 2001 and December 31, 2000 consisted of (in thousands):


                                             June 30,          December 31,
                                              2001                2000
                                             -------             -------
        Raw materials                        $27,454             $22,728
        Work-in-process                        2,542               1,935
        Finished goods                        44,730              62,101
                                             -------             -------
        Total                                $74,726             $86,764
                                             =======             =======

7. NET LOSS PER SHARE

        Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented. As of June 30, 2001 and 2000, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive, given the Company's losses. Such outstanding securities consist of the following (in thousands):


                                                         June 30,
                                                  ----------------------
                                                    2001            2000
                                                  ------          ------
        Motorola warrants                          7,500              --
        Other shareholder warrants                 5,592           5,987
        Outstanding employee options              22,115          19,195
                                                  ------          ------
        Total                                     35,207          25,182
                                                  ======          ======


8. COMPREHENSIVE LOSS

        The following table sets forth the calculation of comprehensive loss:



                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                              2001              2000                2001               2000
                                                           ---------          ---------          ---------          ---------
        Net Loss                                           $(102,135)         $ (14,633)         $(124,533)         $ (33,062)
        Unrealized losses on marketable securities         $      --                 20                 --                (68)
                                                           ---------          ---------          ---------          ---------
        Total comprehensive loss                           $(102,135)         $ (14,613)         $(124,533)         $ (33,130)
                                                           =========          =========          =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the statements in the following discussion and elsewhere in this report constitute forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those listed under "Risk Factors" below and elsewhere in this report.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


OVERVIEW

        We design and market broadband communications equipment that enables telephone companies and other communications service providers to cost-effectively deliver a full suite of voice, data and video services over the existing copper wire telephone infrastructure. We commenced operations in July 1994 and recorded our first sale in September 1997. From January 1998 until November 1999, we operated through Next Level Communications L.P., which was formed in connection with the transfer of all of the net assets, management and workforce of a wholly-owned subsidiary of General Instrument. In November 1999, the business and assets of that partnership were merged into Next Level Communications, Inc. as part of our recapitalization. In January 2000, General Instrument was acquired by Motorola, Inc., making us an indirect subsidiary of Motorola.

        We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest (formerly U S
WEST) accounted for 54% of our total revenues for the quarter ended June 30, 2001 and 67% of our total revenues for the quarter ended June 30, 2000. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

        Revenues. Our revenues consist primarily of sales of equipment and sales of data communications software. We recognize equipment revenues upon shipment of our products. Software revenues consist of sales to original equipment manufacturers that supply communications software and hardware to distributors. We recognize software license revenues when a non-cancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new software license agreements that relates to our obligations to provide customer support is deferred and recognized ratably over the maintenance period.

        Cost of revenues. Cost of equipment revenues includes direct material and labor, depreciation and amortization expense on property and equipment, warranty expenses, license fees and manufacturing and service overhead. Cost of software revenues primarily includes the cost of the media the software is shipped on, which is usually CDs. In the quarter ended June 30, 2001, we recorded an inventory charge of $72.0 million (see Note 2 to the condensed consolidated financial statements).

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

RESULTS OF OPERATIONS

        Revenues. Total revenues in the quarter ended June 30, 2001 decreased to $31.9 million from $40.2 million in the second quarter of 2000. Total revenues in the first six months of 2001 decreased to $60.6 million from $70.7 million in the six-month period ended June 30, 2000. The decrease was primarily due to a decrease in equipment sales to Qwest, partially offset by an increase in equipment sales to independent operating companies. Total revenues for the second quarter of 2001 included $31.0 million of equipment sales, compared to $39.3 million for the comparable quarter in 2000. Equipment sales for the six-month period ended June 30, 2001 were $59.1 million, compared to $69.0 million for the comparable period in 2000. Qwest and other regional and national bell operating companies accounted for $17.8 million of equipment revenue in the second quarter of 2001 as compared to $26.8 million in the second quarter of 2000. Equipment sales to Qwest and other regional and national bell operating companies for the six-month period ended June 30, 2001 were $33.4 million, compared to $52.3 million for the comparable period in 2000. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. The re-evaluation by Qwest is continuing and sales to Qwest in the future are dependent upon its decision regarding the deployment of our product. Sales to independent operating companies were $12.1 million in the second quarter of 2001, compared to $11.1 million in the second quarter of 2000. Equipment sales to independent operating companies for the six-month period ended June 30, 2001 were $23.2 million, compared to $15.2 million for the comparable period in 2000. Sales to multiple service organizations were $1.7 million in the six months ended June 30, 2001, compared to $1.5 million for the comparable prior year period. International sales were $839,000 in the six month period ended June 30, 2001. The prior comparable period had no international sales. We expect to continue to derive substantially all of our revenues from sales of equipment to Qwest and local, foreign and independent telephone companies for the foreseeable future. In addition, sales in general were slow due to the challenging economic environment that currently exists in the general marketplace, and in particular, the especially depressed telecommunications industry of which we are a part. Equipment revenue levels in future quarters will depend upon Qwest's decision and general economic conditions, as well as whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

        Software revenue in the quarters ended June 30, 2001 and 2000 were $875,000 and $836,000, respectively. Software revenue was $1.6 million in the six-month periods ended June 30, 2001 and 2000. We expect demand for our software to remain relatively flat in the near term because the market for these products is mature.

        Cost of Revenues. Total cost of revenues increased to $97.9 million in the quarter ended June 30, 2001 from $32.1 million in the quarter ended June 30, 2000. Total cost of revenues in the first six months of 2001 increased to $120.6 million from $57.0 million in the six-month period ended June 30, 2000. The increase in our cost of revenues is primarily attributable to a $72.0 million charge related to excess inventory, obsolescence and lower of cost or market adjustments. We recorded a write-down of inventory and purchase commitments for excess and obsolete quantities and lower of cost or market adjustments related to our current generation product platform and related communications equipment totaling $72.0 million. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, we had increased inventory levels for certain components and had entered into purchase commitments for certain components with long lead times. However, in the quarter ended June

30, 2001, our actual sales, as well as our estimates of forecasted sales in 2001 and 2002, for our current generation product platform declined significantly. As a result, the inventory charges were required and were calculated based upon (i) the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us, (ii) the inventory levels in excess of forecasted demand through December 31, 2002 and (iii) our estimates of salvage or recovery value for each raw material or finished good on an item by item basis. We do not currently anticipate that the excess inventory included in this provision will be used after December 31, 2002 based on our current demand forecast. Such write-down was included in costs of revenues in the quarter ended June 30, 2001 and consisted of the following:

        Excess quantities of raw materials on hand and under purchase commitments
           at June 30, 2001, net of salvage                                                  $34,762,000
        Excess quantities of finished goods on hand at June 30, 2001, net of salvage          10,785,000
        Obsolescence                                                                          13,198,000
        Cancellation charges on purchase commitments                                           5,234,000
        Lower of cost or market write-down on current generation product platform              8,037,000
                                                                                             -----------
        Total                                                                                $72,016,000

        Significant estimates included in the calculation of the inventory write-down above include forecasted demand for our products, sales prices for residential gateways and other finished goods and estimated salvage or recovery value for excess raw materials and finished goods. Actual results could differ from those estimates, and therefore additional inventory write-downs may be necessary in future periods.

        Our gross margin percentage, excluding charges related to inventory, decreased to 19.9% in the second quarter of 2001 from 20.1% in the second quarter of 2000. Our gross margin percentage, excluding charges related to inventory, increased to 20.6 % in the six-month period ended June 30, 2001 from 19.3% in the comparable 2000 period. The change in our gross margin percentage was primarily the result of a change in our product mix. In the future, cost of revenues as a percent of revenues may fluctuate due to a wide variety of factors, including customer mix, product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume.

        Research and development. Research and development expenses decreased to $12.9 million in the period ended June 30, 2001 from $13.7 million in the period ended June 30, 2000. Research and development expenses in the first six months of 2001 and 2000 were comparable at $27.0 million and $27.5 million. The decrease in the quarterly research and development expenses for both periods was primarily due to cost cutting measures, including a reduction in research and development personnel, implemented in the current year. We believe that continued investment in research and development is critical to attaining our strategic product development and cost reduction objectives and, as a result, expect these expenses to increase in absolute dollars, as necessary to achieve our research and development objectives. We expense all of our research and development costs as incurred.

        Selling, general and administrative. Selling, general and administrative expenses increased to $15.1 million in the quarter ended June 30, 2001 from $11.0 million in the quarter ended June 30, 2000. Selling, general and administrative expenses increased to $29.3 million in the six-month period ended

June 30, 2001 from $20.5 million in the comparable 2000 period. The increase was primarily attributable to increased goodwill amortization arising from the purchase of SoftProse in July 2000. In addition, we have generated higher sales expenses by hiring new sales representatives in our efforts to increase the number and size of our customer accounts.

        Non-cash compensation charge. Substantially all of our employees had been granted contingently exercisable stock options that became options to purchase our common stock upon our recapitalization in 1999. In addition, tandem stock options were granted in January 1997 to some of our employees. As a result, non-cash compensation expense was recognized upon the completion of our initial public offering based on the difference between the exercise price of these options and the initial public offering price of our common stock. The non-cash compensation expense related to these option grants in the period ended June 30, 2000 was $2.4 million. There was no such expense in 2001.

        Interest income (expense), net. Interest expense, net in the three-month period and six-month period ended June 30, 2001 was $3.2 and $3.1 million, respectively. Interest expense in the current period is primarily related to the cash and non-cash interest expense related to our credit agreement with Motorola (see Note 3 to the condensed consolidated financial statements). Interest income, net in the quarter and six-month period ended June 30, 2000 was $2.0 million and $3.8 million. Interest income earned in these periods related primarily to interest earned on our initial public offering proceeds.

        Other income (expense), net. Other expense, net in the three-month period and six-month period ended June 30, 2001 was $5.0 and $5.2 million. Other expense in the current period is primarily related to the write-down of certain investments and certain property, plant and equipment. (See Note 4 in the condensed consolidated financial statements). Other expense in the prior comparable periods was not significant.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $72.7 million in the six months ended June 30, 2001 and $37.1 million in the six months ended June 30, 2000. In the current period, the use of cash in operating activities was primarily due to our net losses and inventory purchases. During the period ended June 30, 2000, the cash used in operating activities was primarily due to net losses.

        Net cash used in investing activities was $8.2 million in the six months ended June 30, 2001 and $3.8 million in the six months ended June 30, 2000. The current period amount was attributable to capital expenditures made to support our engineering and testing activities as well as an additional $5.0 million investment in Virtual Access. In the prior period, the amount was primarily attributable to capital expenditures.

        Net cash provided by financing activities was $62.0 million in the six months ended June 30, 2001 and $2.4 million in the six-months ended June 30, 2000. The current period amount is primarily related to borrowings of $60.0 million from Motorola. In the prior period, amount was primarily attributable to the sale of common stock, partially off-set by the payment of expenses related to our initial public offering.


        On May 16, 2001 we entered into a $60.0 million loan agreement with Motorola, Inc. Under the terms of the agreement, Motorola, which currently owns approximately 75% of the outstanding shares of our common stock, made a $60.0 million loan commitment to us over a two-year period, beginning May 17, 2001. Interest is determined by Motorola based on either the base rate (as defined in the agreement) plus 2% or the Eurodollar rate plus 3 1/2%.

        As of June 30, 2001, we had borrowed $60.0 million under this loan agreement.

        In the event of a debt or equity security offering or a sale of assets in excess of $25.0 million, the first $25.0 million of proceeds may be retained by us; the next $25.0 million (between $25.0 million and $50.0 million) of such proceeds will be allocated at least one-third to repay our obligations under our tax sharing agreement with Motorola (the "Tax Sharing Agreement"), and the balance may be retained by us; the next $25.0 million of such proceeds (between $50.0 million and $75.0 million) will be allocated at least one-half to repay our obligations under the Tax Sharing Agreement and the balance may be retained by us; amounts of such proceeds in excess of $75.0 million must be used 100% first to repay our obligations under the Tax Sharing Agreement (to the extent of such obligations) and then to repay and reduce the amount owed under the loan agreement.

        The loan agreement provides for the issuance of warrants, to purchase up to 7.5 million shares of our common stock, all at an exercise price of $7.39 per share. As of June 30, 2001, based upon borrowings to date, warrants to purchase
4.5 million shares of our common stock at $7.39 per share were issued and exercisable. The fair value of the warrants of $26.0 million was recorded as a discount to the note payable with a corresponding increase to additional paid-in capital. Such amount was determined based upon the Black-Scholes option pricing model using expected volatility of 101%, a risk-free interest rate of 4.9% and an expected term of four years. As a result, at June 30, 2001, the borrowings from Motorola with a stated value of $60.0 million were recorded at $36.6 million, net of the unamortized discount related to the fair value of the warrants. In the quarter ended June 30, 2001, non-cash discount amortization of $2.6 million was recorded; non-cash interest expense will be recorded through May 2002 to reflect amortization of the remaining discount.

        The loan agreement contains various covenants, including compliance with net worth requirements, and restrictions on additional indebtedness, capital expenditures, and dividends. As of June 30, 2001, we were not in compliance with the net worth financial covenant. On July 25, 2001, the loan agreement was amended. The amendment waived the debt covenant violation and established revised financial covenants for net worth.

        At June 30, 2001, we had $16.9 million of cash and cash equivalents and a working capital deficit of $20.2 million. We have instituted and continue to pursue initiatives intended to increase liquidity.

        From December 2000 through July 2001, we have instituted the following measures to improve liquidity:

        - Obtained $32.3 million from Motorola pursuant to the existing Tax Sharing and Allocation Agreement between the parties;

        - Obtained a $60.0 million loan from Motorola, all of which has been drawn down, due in May 2003;

        - Extended payment terms until May 2002 for $24.3 million of vendor payables; and

        - Reduced the number of employees from approximately 490 at February 28, 2001 to approximately 458 at June 30, 2001.

        We will endeavor to take the following actions, among others, to help sustain our operations and to meet our financial obligations for the remainder of 2001 and into the first quarter of 2002:

        - Obtain financing through the mortgage of our largest Company-owned office/engineering space;

        -       Liquidate certain investments and other non-core assets;

        - Renegotiate payment terms under vendor payables and purchase commitments;

        -       Dispose of excess inventories;

        -       Accelerate collections of accounts receivable; and

        - Decrease discretionary spending on general and administrative items.

        In addition to the $16.9 million of existing cash and cash equivalents as of June 30, 2001, the foregoing new initiatives must result in additional cash or deferral of payment of expenses or other commitments totaling approximately $35.0 million in order for us to meet our liquidity needs through December 31, 2001. We will also need to obtain additional external equity or debt financing by the end of the first quarter of 2002 in order to maintain current operations. We cannot assure that we will be successful in any of these new initiatives or that external equity or debt financing will be available on favorable terms, or at all, which in either case would cause us to curtail or suspend our operations.


RISK FACTORS

        You should carefully consider the risk factors set forth below.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FINANCING TO FUND OUR BUSINESS, WHICH WOULD CAUSE US TO CURTAIL OR SUSPEND OUR OPERATIONS.

        In addition to our $16.9 million of existing cash and cash equivalents as of June 30, 2001, the new initiatives set forth in "Liquidity and Capital Resources" above must result in additional cash or deferral of payment of expenses or other commitments totaling approximately $35.0 million in order for us to meet our liquidity needs through December 31, 2001. We will also need to obtain additional external equity or debt financing by the end of the first quarter of 2002 in order to maintain current operations. We cannot assure that we will be successful in any of these new initiatives or that external equity or debt financing will be available on favorable terms, or at all, which in either case would cause us to curtail or suspend our operations.

WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER ACHIEVE PROFITABILITY.

        We incurred net losses of $124.5 million in the six months ended June 30, 2001 and $74.8 million in the year ended December 31, 2000. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

        We expect to incur significant product development, sales and marketing, and administrative expenses. In addition, we depend in part on cost reductions to improve gross profit margins because the fixed-price nature of most of our long-term customer agreements prevents us from increasing prices. As a result, we will need to generate significant revenues and improve gross profit margins to achieve and maintain profitability. We may not be successful in reducing our costs or in selling our products in sufficient volumes to realize cost benefits from our manufacturers. We cannot be certain that we can achieve sufficient revenues or gross profit margin improvements to generate profitability.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE.

        Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

        - delays or cancellations of any orders by Qwest, which accounted for approximately 54% of our revenues in the quarter ended June 30, 2001, or by any other customer accounting for a significant portion of our revenues;

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

        A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 54% and 67% of total revenues in the quarters ended June 30, 2001 and 2000. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. A significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

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

WE INCURRED A SIGNIFICANT WRITE-DOWN OF OUR INVENTORY IN THE QUARTER ENDED JUNE 30, 2001 BASED ON ESTIMATES WHICH MAY VARY FROM ACTUAL RESULTS; THEREFORE, ADDITIONAL INVENTORY WRITE-DOWNS MAY BE NECESSARY IN FUTURE PERIODS.

        In the quarter ended June 30, 2001, we recorded an inventory write-down (including purchase commitments) related to our current generation product platform and related communications equipment totaling $72,016,000. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, we had increased inventory levels for certain components and had entered into purchase commitments for certain components with long lead times. In the quarter ended June 30, 2001, actual sales, as well as our estimates of forecasted sales in 2001 and 2002, for our current generation of products declined significantly. As a result, the inventory charges were calculated based on:

        - the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us,

        - the inventory levels in excess of forecasted demand through December 31, 2002 and

        - our estimates of salvage or recovery value for each raw material of finished good on an item by item basis.

We do not currently anticipate that the excess inventory included in this provision will be used after December 31, 2002 based on our current demand forecast. Significant estimates included in the calculation of the inventory write-down above include forecasted demand for our products, sales prices for residential gateways and other finished goods and estimated salvage or recovery value for excess raw materials and finished goods. Actual results could differ from those estimates, and therefore additional inventory write-downs may be necessary in future periods.

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

        Motorola beneficially owns approximately 75% of the outstanding shares of our common stock as of June 30, 2001 and approximately 81%, assuming exercise of the warrants held by them. Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

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

SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

        As of July 17, 2001, Motorola owned 64,103,724 shares of our common stock and warrants to purchase an additional 4,500,000 shares of our common stock and Kevin Kimberlin Partners, LP and its affiliates owned 2,933,128 shares of our common stock and its affiliates held warrants to purchase an additional 4,288,764 shares of our common stock. FMR Corporation owned 5,601,500 shares of our common stock as of April 6, 2001. If Motorola, FMR Corporation, Kevin Kimberlin Partners LP and its affiliates or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

        Motorola and Kevin Kimberlin Partners LP and its related persons and their transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

        In addition, as of July 6, 2001, there were outstanding options to purchase 22,144,358 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Securities Litigation. Several law firms have published press releases announcing that they have filed, or intend to file, class action complaints against us alleging various violations of law, including alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged excessive commissions, and agreements to engage in after-market transactions, received by underwriters in exchange for the receipt of allocations of stock in our initial public offering. These law firms seek to represent a class comprised of all persons who purchased our common stock during the period from November 9, 1999 through December 6, 2000. As of July 26, 2001, we had not been served with those complaints. Based upon information presently known to us, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

        Other Matters. From time to time, we are a party to other actions which arose in the normal course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2001 annual meeting of stockholders was held on May 24, 2001. The following matters were voted upon by the stockholders:

ELECTION OF DIRECTORS:

Election of two Class II Directors. Paul S. Latchford and James G. Roseland were elected to serve for a term of one year until their successors are duly elected and qualified. The result of the voting was as follows: 83,162,475 shares in favor of Paul S. Latchford, with 60,272 shares withheld, and 83,153,674 shares in favor of James G. Roseland, with 69,073 shares withheld.

Election of two Class III Directors. Eugene Delaney and J. Michael Norris were elected to serve for a term of office that expires at the annual meeting of stockholders to be held in 2002. The result of the voting was as follows:
83,155,674 shares in favor of Eugene Delaney, with 67,073 shares withheld, and 82,008,836 shares in favor of J. Michael Norris, with 1,213,911 shares withheld. The terms of office of our other directors, Richard Severns, Ferdinand Kuznik and John McCartney continue until the 2003 Annual Meeting of Stockholders and Peter W. Keeler is serving a term expiring at the annual meeting of stockholders to be held in 2002. We currently have one open board seat.

APPROVE AN AMENDMENT TO THE 1999 EQUITY INCENTIVE PLAN:

Approval of the Amendment to the 1999 Equity Incentive Plan which increased the number of shares available for issuance under the plan. The result of the vote was 69,209,527 shares in favor, 7,802,484 shares against and 10,212 shares abstaining.

RATIFICATION OF THE SELECTION OF DELOITTE & TOUCHE:

Ratification of the selection of Deloitte & Touche LLP as our independent auditors for our current fiscal year ending December 31, 2001. The result of the vote was 83,193,771 shares in favor, 14,250 shares against and 14,726 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

The following exhibit is included as part of this report:


Exhibit
  No.         Description of Exhibit
-------       ----------------------
10.1          Amendment No. 1 (dated July 25, 2001) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications, Inc. and
              Motorola, Inc.


(b)     Reports on Form 8-K:

        Form 8-K, filed with the Securities and Exchange Commission on May 29, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NEXT LEVEL COMMUNICATIONS, INC.


Date:  August 2, 2001                  By: /s/  J. MICHAEL NORRIS
                                           ------------------------------------
                                           J. Michael Norris
                                           Chief Executive Officer and President


Date:  August 2, 2001                  By: /s/ JAMES F. IDE
                                           ------------------------------------
                                           James F. Ide
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.         Description of Exhibit
-------       ----------------------
10.1          Amendment No. 1 (dated July 25, 2001) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications, Inc. and
              Motorola, Inc.
