Form 10-Q
period 2001-09-30
NEXT LEVEL COMMUNICATIONS INC
filed 2001-11-14
CIK 1093802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    The number of shares of our common stock, par value $0.01 per share, outstanding as of October 31, 2001 was approximately 85,590,077.

                                TABLE OF CONTENTS

                                PART I. FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
Item 1.  Condensed Consolidated Financial Statements............................     1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............    26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................    27

Item 6.  Exhibits and Reports on Form 8-K.......................................    27

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Next Level Communications, Inc.
    Condensed Consolidated Statements of Operations
    Three months and nine months ended September 30, 2001
    and September 30, 2000
    (In Thousands, except per share data) (Unaudited)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------        --------------------------
                                                 2001             2000             2001             2000
                                              ---------        ---------        ---------        ---------
Revenues
      Equipment                               $  19,495        $  47,126        $  78,587        $ 116,155
      Software                                      703            1,144            2,253            2,770
                                              ---------        ---------        ---------        ---------
        Total Revenues                           20,198           48,270           80,840          118,925
Cost of Revenues
    Equipment                                    17,551           36,132           66,008           93,099
    Software                                         18                7              127               89
    Inventory charge                                  0                0           72,016                0
                                              ---------        ---------        ---------        ---------
        Total Cost of Revenue                    17,569           36,139          138,151           93,188

GROSS PROFIT (LOSS)                               2,629           12,131          (57,311)          25,737

OPERATING EXPENSES
    Research & development                       11,788           13,053           38,742           40,549
    Selling, general and administrative          12,931           13,705           42,279           34,235
    Non-cash compensation charge                                                                     2,384
                                              ---------        ---------        ---------        ---------
        Total operating expenses                 24,719           26,758           81,021           77,168

OPERATING LOSS                                  (22,090)         (14,627)        (138,332)         (51,431)

INTEREST INCOME (EXPENSE), NET                   (5,441)           1,264           (8,525)           5,058
OTHER INCOME (EXPENSE), NET                        (236)             (30)          (5,445)             (82)
                                              ---------        ---------        ---------        ---------
NET LOSS                                      $ (27,767)       $ (13,393)       $(152,302)       $ (46,455)
                                              =========        =========        =========        =========
BASIC AND DILUTED NET LOSS PER
 COMMON SHARE                                    ($0.32)          ($0.16)          ($1.79)          ($0.57)

SHARES USED TO COMPUTE BASIC AND
  DILUTED NET LOSS PER COMMON SHARE              85,473           83,483           85,115           81,164


            See notes to condensed consolidated financial statements.

     Next Level Communications, Inc.
     Condensed Consolidated Balance Sheets
     September 30, 2001 and December 31, 2000
     (In Thousands, except share data) (Unaudited)

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2001             2000
                                                            -------------     ------------
                         ASSETS
Current Assets:
     Cash and cash equivalents                                $  12,272        $  35,863
     Restricted marketable securities                                --           25,000
     Trade receivables, less allowance for doubtful
       accounts of $1,332 and $1,332, respectively               18,311           32,993
     Other receivables                                            5,946            4,489
     Inventories, net                                            76,238           86,764
     Prepaid expenses and other                                   2,286            2,123
                                                              ---------        ---------
         Total current assets                                   115,053          187,232
Property and equipment, net                                      49,124           53,593
Long-term investments                                            16,997           15,000
Goodwill, net of accumulated amortization of $11,903
  and $6,879, respectively                                       12,790           17,813
Other assets                                                      2,078            2,078
                                                              ---------        ---------
         Total Assets                                         $ 196,042        $ 275,716
                                                              =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                         $  38,508        $  53,367
     Accrued liabilities                                         19,210           17,609
       Note payable to vendor                                    24,340               --
       Note payable - other                                          --           25,000
       Note payable - Motorola                                    4,000               --
     Deferred revenue                                             1,939            5,661
     Current portion of capital lease obligations                    91              330
                                                              ---------        ---------
         Total current liabilities                               88,088          101,967
Long-term obligations
     Due to Motorola:
       Note payable, net of discount                             35,199               --
       Tax sharing agreement liability                           32,300           15,000
                                                              ---------        ---------
         Total long term liabilities                             67,499           15,000
                                                              ---------        ---------
         Total Liabilities                                      155,587          116,967
Stockholders' Equity
     Common stock - $.01 par value, 400,000,000
       shares authorized, 85,559,000 and 84,443,000
       shares issued and outstanding, respectively                  788              776
     Additional paid-in-capital                                 471,879          438,123
     Accumulated deficit                                       (432,212)        (279,910)
     Unearned compensation                                           --             (240)
                                                              ---------        ---------
         Total Stockholders' Equity                              40,455          158,749
                                                              ---------        ---------
Total Liabilities and Stockholders' Equity                    $ 196,042        $ 275,716
                                                              =========        =========


            See notes to condensed consolidated financial statements.

      Next Level Communications, Inc.
      Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 2001 and September 30, 2000
      (In Thousands, Unaudited)

                                                                            SEPTEMBER 30,
                                                                    --------------------------
                                                                       2001             2000
                                                                    ---------        ---------
OPERATING ACTIVITIES:
      Net loss                                                      $(152,302)       $ (46,455)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
         Inventory charge                                              72,016               --
         Write-down of investments and property and equipment           6,586               --
         Loss on disposal of assets                                        --               62
         Non-cash compensation charge                                     592            2,384
         Depreciation and amortization                                 12,451            9,474
         Amortization of discount on note payable                       6,433               --
         Equity in net loss of investee                                   536               --
      Changes in assets and liabilities:
         Trade receivables                                             14,682          (21,818)
         Inventories                                                  (51,490)         (33,313)
         Other assets                                                  (3,139)          (3,389)
         Accounts payable                                                (519)          30,649
         Accrued liabilities and deferred revenue                      (2,121)           1,952
                                                                    ---------        ---------
         Net cash used in operating activities                        (96,275)         (60,454)

INVESTING ACTIVITIES:
      Purchases of property and equipment                              (4,059)         (11,093)
      Proceeds from sale of marketable securities                          --            3,814
      Long-term investments                                            (6,500)         (10,000)
                                                                    ---------        ---------

         Net cash used in investing activities                        (10,559)         (17,279)

FINANCING ACTIVITIES
      Issuance of common stock                                          2,182            5,108
      Proceeds from Motorola financing                                 64,000               --
      Proceeds from Tax Sharing Agreement                              17,300               --
      Proceeds from borrowings, net                                        --              147
      Repayment of capital lease obligations                             (239)            (482)
      Initial public offering expenses, net                                --             (899)
                                                                    ---------        ---------
         Net cash provided by financing activities                     83,243            3,874

Net Decrease in Cash and Cash Equivalents                             (23,591)         (73,859)
Cash and Cash equivalents, Beginning of Period                         35,863          128,752
                                                                    ---------        ---------
Cash and Cash equivalents, End of Period                            $  12,272        $  54,893
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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments (consisting of normal recurring items, except as discussed in Notes 2 and 5) which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include the inventory write-down and loss on purchase commitments (see Note 2) and long-term investment and property and equipment write-downs (see Note 5). Actual results could differ from those estimates.

        New Accounting Standard - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. At September 30, 2001, the Company's recorded goodwill, net of accumulated amortization, was approximately $12.8 million. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company will evaluate goodwill under the SFAS 142 transitional impairment test and has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

2.   SECOND QUARTER 2001 INVENTORY WRITE-DOWN AND LOSS ON PURCHASE COMMITMENTS

        In the quarter ended June 30, 2001, the Company recorded a write-down of inventory and purchase commitments for excess and obsolete quantities and lower of cost or market adjustments related to its current generation product platform and related communications equipment totaling $72.0 million. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, the Company increased inventory levels for certain components and entered into purchase commitments for certain components with long lead times. However, in the quarter ended June 30, 2001, the Company's estimates of actual sales, as well as the Company's forecasted sales, for its current generation of products declined significantly. As a result, the inventory charges were required and were calculated based upon (i) the substantial completion of the negotiation process with the Company's contract manufacturers and their suppliers and the Company's other vendors regarding purchase commitments and cancellations made by the Company, (ii) the inventory levels in excess of forecasted demand and (iii) the Company's estimates of salvage or recovery value for each raw material or finished good on an item by item basis. Such write-down was included in cost of revenues in the nine months ended September 30, 2001 and consisted of the following (in millions):

        Excess quantities of raw materials on hand and under purchase commitments
           at June 30, 2001, net of salvage                                                 $34.8
        Excess quantities of finished goods on hand at June 30, 2001, net of
           salvage                                                                           10.8
        Obsolescence                                                                         13.2
        Cancellation charges on purchase commitments                                          5.2
        Lower of cost or market write-down on current generation product platform             8.0
                                                                                            -----
        Total                                                                               $72.0

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

3.   LOAN AGREEMENT WITH MOTOROLA

        On May 16, 2001 (as amended July 25, 2001), the Company entered into a $60.0 million loan agreement with Motorola, Inc. Under the terms of the agreement, Motorola, which currently owns approximately 75% of Next Level Communications, Inc., made a $60.0 million loan commitment to the Company over a two-year period, with a maturity of May 17, 2003. Interest is determined by Motorola based on either the base rate (as defined in the agreement) plus 2% or the Eurodollar rate plus 3 1/2%.

        On September 28, 2001, the Company amended the $60.0 million loan agreement with Motorola, Inc. to include $4.0 million of bridge financing which was received by the Company on September 28, 2001. Under the terms of the amended agreement, the Company was required to repay the $4.0 million subsequent to the funding of the mortgage (see Note 10). Consequently, the Company repaid Motorola $4.0 million on November 2, 2001. As of September 30, 2001, the
Company had an outstanding obligation under the loan agreement of $64.0 million.

        On October 15, 2001, the Company amended the $64.0 million loan agreement with Motorola to include an additional $3.0 million which resulted from a revised calculation performed relative to the Tax Sharing and Allocation Agreement between the Company and Motorola (see Note 4). As of October 15, 2001, the company had an outstanding obligation under the loan agreement of $67.0 million.

        As of November 2, 2001, subsequent to the $4.0 million repayment, the Company had an outstanding obligation under the loan agreement of $63.0 million.

        The loan agreement with Motorola has the following terms and conditions:

        In the event of a debt or equity security offering or a sale of assets in excess of $25.0 million, the first $25.0 million of proceeds may be retained by the Company; the next $25.0 million (between $25.0 million and $50.0 million) of such proceeds will be allocated at least one-third to repay the Company's obligations under the Company's tax sharing agreement with Motorola (the "Tax Sharing Agreement"), and the balance may be retained by the Company; the next $25.0 million of such proceeds (between $50.0 million and $75.0 million) will be allocated at least one-half to repay the Company's obligations under the Tax Sharing Agreement and the balance may be retained by the Company; amounts of such proceeds in excess of $75.0 million must be used 100% first to repay the Company's obligations under the Tax Sharing Agreement (to the extent of such obligations) and then to repay and reduce the amount owed under the loan agreement.

        The loan agreement provides for the issuance of warrants, to purchase up to 7.5 million shares of the Company's common stock, all at an exercise price of $7.39 per share. Warrants to purchase 4.5 million shares of the Company's common stock were issued and exercisable at September 30, 2001. The fair value of the warrants of $26.0 million was recorded as a discount to the note payable with a corresponding increase to additional paid-in capital. Additional warrants become exercisable as follows:

    - 1.0 million shares become exercisable unless, prior to May 17, 2002, all borrowings under the loan agreement have been repaid in full and it has been terminated;

    - 1.0 million shares become exercisable unless, prior to November 17, 2002 all borrowings under the loan agreement have been repaid in full and it has been terminated; and

    - 1.0 million shares become exercisable unless, prior to February 17, 2003, all borrowings under the loan agreement have been repaid in full and it has been terminated.

Effective July 1, 2001, the Company determined that the loan agreement with Motorola would not be repaid until its maturity date, and accordingly, reclassified the obligation to a long-term liability. As a result, the additional 3.0 million warrants referenced above, were recorded at the estimated fair value of $5.3 million as a discount to the note payable with a corresponding increase to additional paid-in capital. Such amount was determined based upon the Black-Scholes option pricing model using expected volatility of 101%, a risk-free interest rate of 4.89% and an expected term of four years. The estimated fair value of the additional 3.0 million warrants will be adjusted in subsequent periods up to their respective measurement dates, to reflect changes in the Company's stock price. As a result, at September 30, 2001, the borrowings from Motorola with a stated value of $64.0 million were recorded at $39.2 million ($4.0 million of which is classified as a current liability) net of the unamortized discount related to the fair value of the warrants of $24.8 million. In the quarter and nine months ended September 30, 2001, non-cash discount amortization of $3.8 million and $6.4 million respectively, was recorded; non-cash interest expense will be recorded through May 2003 to reflect amortization of the remaining discount.

        The loan agreement contains various covenants, including compliance with net worth requirements, and restrictions on additional indebtedness, capital expenditures, and dividends. As of September 30, 2001, the Company was in compliance with all covenants.

4.    TAX SHARING AND ALLOCATION AGREEMENT WITH MOTOROLA

        In December 2000, the Company received a $15.0 million advance from Motorola related to a tax sharing and allocation agreement. The Company received an additional $17.3 million in January 2001 and the tax agreement was finalized in February 2001. The amount advanced to the Company of $32.3 million was based on an estimate of the present value of income tax benefits to Motorola from the inclusion of the Company's operating losses for the period from January 6, 2000 to May 17, 2000 in Motorola's consolidated tax return. On October 10, 2001, the Company received a revised calculation of the estimated present value of income tax benefits to Motorola based upon actual net losses that were included in Motorola's 2000 tax return. The revised amount was $29.3 million. Under the original agreement, the Company was required to repay the $3.0 million difference by October 15, 2001. On October 15, 2001, the Loan Agreement between the Company and Motorola was amended to include such $3.0 million (see Note 3).

        To the extent Motorola does not achieve the expected tax benefits by September 30, 2006, the Company must repay any difference. In addition, should the Company obtain certain specified levels of financing from independent third parties, it must also repay all or a portion of the advance. The Company has included this liability as a long term liability at September 30, 2001.

5. SECOND QUARTER 2001 LONG-TERM INVESTMENTS AND PROPERTY AND EQUIPMENT WRITE-DOWNS/OTHER EXPENSE

        The Company recorded a write-down of $4.0 million to one of its long-term investments in the quarter ended June 30, 2001. Such amount was measured as the amount by which the carrying amount exceeded the investment's estimated fair value. As of September 30, 2001, the Company's long-term investments totaled $17.0 million, consisting of $11.5 million related to Virtual Access, $3.0 million related to Expanse Networks and $2.5 million related to OutReach. If the estimated fair value of such investments are less than the carrying amount, and the decline is considered other than temporary, the carrying amount is reduced to fair value and a loss is recognized. Additional investment write-downs may be necessary in future periods.

        In addition, the Company wrote off $1.1 million of property and equipment related to the second quarter closure of a small research and development facility in Vietnam.

6. LEGAL PROCEEDINGS

        On August 15, 2001, a complaint entitled CMC Industries, Inc., d/b/a CMC Mississippi, Inc., d/b/a ACT Mississippi v. Next Level Communications, Inc. was filed in the Superior Court for the State of California, County of Sonoma. The complaint alleged that the Company was delinquent in payment relating to certain purchase orders issued by the Company to the plaintiff, and sought damages in the amount of $22.5 million, plus interest and attorneys' fees. On October 24, 2001, plaintiff and the Company entered into a Settlement Agreement and Mutual Release, pursuant to which the complaint was dismissed and the Company agreed to pay to plaintiff the total amount of

$21.3 million (of which amount $13.4 million had been paid as of November 12, 2001) on an agreed-upon schedule, until all amounts owed by the Company are paid in full.

7.    INVENTORIES

          Inventories at September 30, 2001 and December 31, 2000 consisted of (in millions):

                        September 30,     December 31,
                            2001              2000
                        -------------     ------------
Raw materials             $  26.8           $  22.7
Work-in-process               2.9               2.0
Finished goods               46.5              62.1
                          -------           -------
Total                     $  76.2           $  86.8
                          =======           =======

8.   NET LOSS PER SHARE

          Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented. As of September 30, 2001 and 2000, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive, given the Company's losses. Such outstanding securities consist of the following (in millions):

                                                  September 30,
                                             -----------------------
                                              2001             2000
                                             ------           ------
Motorola warrants                               7.5               --
Other shareholder warrants                      5.6              6.0
Outstanding employee stock options             16.2             20.7
                                             ------           ------
Total                                          29.3             26.7
                                             ======           ======

        During the quarter ended September 30, 2001, the Company implemented a stock option exchange program in which certain employees could exchange options with an exercise price of $40.00 or higher per share for new options to be granted at least six months and one day from the date of cancellation at the then fair market value. Total shares cancelled under this program were 5.5 million. Eligible employees will receive a one-for-one option re-grant on or about February 11, 2002 at an exercise price equal to the market price on the replacement grant date. The Company does not expect to incur any compensation expense relative to this stock option exchange program.

9.   COMPREHENSIVE LOSS

        The following table sets forth the calculation of comprehensive loss (in millions):

                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                     -----------------------       -----------------------
                                       2001           2000           2001           2000
                                     --------       --------       --------       --------
Net loss                             $ (27.80)      $ (13.40)      $(152.30)      $ (46.50)
Unrealized gains (losses) on
    marketable securities                  --           0.03             --          (0.04)
                                     --------       --------       --------       --------
Total comprehensive loss             $ (27.80)      $ (13.37)      $(152.30)      $ (46.54)
                                     ========       ========       ========       ========

10.  SUBSEQUENT EVENTS

        SALE OF TELENETWORKS

        On October 11, 2001, the Company completed the sale of its software division, Telenetworks, to Wind River Systems, Inc. for approximately $5.8 million, of which approximately $5.2 million was received in cash and approximately $0.6 million remains in escrow. The Company expects to record a gain on sale of approximately $2.0 million in the fourth quarter of 2001.

        REDUCTION IN WORK FORCE

        On October 29, 2001, the Company terminated approximately 60 employees. Severance and related charges of approximately $0.5 million will be recognized in the fourth quarter of 2001.

        MORTGAGE FINANCING

        On October 30, 2001, the Company received $20.0 million under a mortgage loan for a Company-owned office building. The loan is amortized over a 12 year period with a ten year term and bears interest at an annual fixed rate of 7.51%. The entire unpaid principal balance, plus accrued interest thereon is due and payable on November 1, 2011.

        The mortgage was guaranteed by Motorola. In consideration for the guarantee, the Company issued to Motorola warrants to purchase up to 0.4 million shares of common stock with an exercise price of $3.82 per share. Accordingly, the warrants were recorded at the fair value of $0.7 million as a discount to the mortgage loan note payable with a corresponding increase to additional paid-in capital. Such amount was determined based upon the Black-Scholes option pricing model using expected volatility of 101%, a risk-free interest rate of 4.3% and an expected term of four years. As a result, non-cash interest expense will be recorded through 2011 to reflect amortization of the discount.

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

        We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest, formerly U S WEST, accounted for 21% of our total revenues for the quarter ended September 30, 2001 and 47% of our total revenues for the quarter ended September 30, 2000. Our agreements with our largest customers are cancelable by these customers on short notice and without penalty, and do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

Revenues. Our revenues consist primarily of sales of equipment and sales of data communications software. We recognize equipment revenues upon shipment of our products. Software revenues consist of sales to original equipment manufacturers that supply communications software and hardware to distributors. We recognize software license revenues when a non-cancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new software license agreements that relates to our obligations to provide customer support is deferred and recognized ratably over the maintenance period. We sold Telenetworks, our data communications software division, on October 11, 2001 (see Note 10 to the condensed consolidated financial statements).

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

RESULTS OF OPERATIONS

        Revenues. Total revenues in the quarter ended September 30, 2001 decreased to $20.2 million from $48.3 million in the third quarter of 2000. Total revenues in the first nine months of 2001 decreased to $80.8 million from $118.9 million in the nine-month period ended September 30, 2000. The decrease was primarily due to a decrease in equipment sales to Qwest. An equipment revenue analysis by channel is detailed in the following chart. Our equipment revenue is analyzed using three channels: Major carriers which currently include Qwest and other North American regional bell operating companies (MAJOR CARRIERS), independent operating companies (IOC), and other customers which include, among others, multiple service organizations and international customers (OTHER).

(In millions)                 Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                             --------------------      --------------------
          CHANNEL              2001         2000         2001         2000
--------------------------   -------      -------      -------      -------
MAJOR CARRIERS               $   4.2      $  26.0      $  37.6      $  78.3
IOC                             14.5         21.1         37.3         36.4
OTHER                            0.8           --          3.7          1.5
                             -------      -------      -------      -------
TOTAL EQUIPMENT REVENUE      $  19.5      $  47.1      $  78.6      $ 116.2
                             =======      =======      =======      =======

        Sales to Qwest slowed in the current period due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. The re-evaluation by Qwest is continuing and sales to Qwest in the future are dependent upon its decision regarding the deployment of our product. Sales to IOC's and our other customers slowed in the current period due to a general slowdown in the telecommunications industry and the resulting reduction of our customers' capital expenditures.

        We expect to continue to derive substantially all of our revenues from sales of equipment to Qwest and local, foreign and independent telephone companies for the foreseeable future. Equipment revenue levels in future quarters will depend significantly upon Qwest's future decisions and general economic conditions, as well as whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

        Software revenue in the quarters ended September 30, 2001 and 2000 was $0.7 million and $1.1 million. Software revenue was $2.3 million and $2.8 million in the nine-month periods ended September 30, 2001 and 2000. Due to the sale of our Telenetworks software division (see Note 10 to the condensed consolidated financial statements), we do not anticipate material software revenue in the fourth quarter.

        Cost of Revenues. Total cost of revenues decreased to $17.6 million in the quarter ended September 30, 2001 from $36.1 million in the quarter ended September 30, 2000 primarily because of lower sales of equipment. Total cost of revenues in the first nine months of 2001 increased to $138.2 million from $93.2 million in the nine-month period ended September 30, 2000.

        The increase in our cost of revenues in the nine-month period is primarily attributable to a $72.0 million charge related to excess inventory, obsolescence and lower of cost or market adjustments taken in the second quarter of 2001. We recorded a write-down of inventory and purchase commitments for excess and obsolete quantities and lower of cost or market adjustments related to our current generation product platform and related communications equipment. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, we had increased inventory levels for certain components and had entered into purchase commitments for certain components with long lead times. However, in the quarter ended June 30, 2001, our actual sales, as well as our estimates of forecasted sales for our current generation of products declined significantly. As a result, the inventory charges were required and were calculated based upon (i) the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us, (ii) the inventory levels in excess of forecasted demand and (iii) our estimates of salvage or recovery value for each raw material or finished good on an item by item basis. Such write-down was included in costs of revenues in the nine months ended September 30, 2001 and consisted of the following (in millions):

        Excess quantities of raw materials on hand and under purchase commitments
           at June 30, 2001, net of salvage                                               $34.8
        Excess quantities of finished goods on hand at June 30, 2001, net of salvage       10.8
        Obsolescence                                                                       13.2
        Cancellation charges on purchase commitments                                        5.2
        Lower of cost or market write-down on current generation product platform           8.0
                                                                                          -----
        Total                                                                             $72.0

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

        Our gross margin percentage decreased to 13.0% in the third quarter of 2001 from 25.1% in the third quarter of 2000. Our gross margin percentage, excluding the $72.0 million inventory charge and $0.4 million of manufacturing overhead charges, decreased to 18.7% in the nine-month period ended September 30, 2001 from 21.6% in the comparable 2000 period. Excluding the inventory charges, the decline in our gross margin percentage was primarily related to spreading the manufacturing overhead elements of product cost over reduced sales volumes. In the future, gross margin percentage may fluctuate due to a wide variety of factors, including customer mix, product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume. Our overhead reduction plans and the improved product cost attributes of our new standards compliant product platform are intended to improve the gross margin percentage in future periods.

        Research and development. Research and development expenses decreased to $11.8 million in the quarter ended September 30, 2001 from $13.1 million in the quarter ended September 30, 2000. Research and development expenses in the first nine months of 2001 and 2000 were $38.7 million and $40.5 million, respectively. The decrease in the research and development expenses for both periods was primarily due to cost cutting measures, including a reduction in research and development personnel, implemented in the current year. We expense all of our research and development costs as incurred.

        Selling, general and administrative. Selling, general and administrative expenses decreased to $12.9 million in the quarter ended September 30, 2001 from $13.7 million in the quarter ended September 30, 2000. The decrease was primarily due to cost-cutting measures implemented in the third quarter. Selling, general and administrative expenses increased to $42.3 million in the nine-month period ended September 30, 2001 from $34.2 million in the comparable 2000 period. The increase in the nine-month expenses was primarily attributable to increased goodwill amortization arising from the purchase of SoftProse in July 2000. In addition, we generated higher sales expenses by hiring new sales representatives in the first half of the year in our efforts to increase the number and size of our customer accounts. We also generated higher recruiting and relocation expenses in the first half of the year. Subsequent to September 30, 2001, we reduced our workforce by approximately 15% and expect to achieve related overhead cost reductions in future periods.

        Non-cash compensation charge. Substantially all of our employees in 1999 were holders of contingently exercisable stock options that became options to purchase our common stock upon our recapitalization in 1999. In addition, tandem stock options were granted in January 1997 to some of our employees. As a result, non-cash compensation expense was recognized upon the completion of our initial public offering based on the difference between the exercise price of these options and the initial public offering price of our common stock. The non-cash compensation expense related to these option grants in the nine-month period ended September 30, 2000 was $2.4 million. There was no such expense in 2001, and we do not expect any such expenses to be material in the future.

        Interest income (expense), net. Interest expense, net in the three-month period and nine-month period ended September 30, 2001 was $5.4 million and $8.5 million. Interest expense in the current period primarily constitutes cash and non-cash interest expense related to our loan agreement with Motorola (see Note 3 to the condensed consolidated financial statements). Interest income, net in the quarter and nine-month period ended September 30, 2000 was $1.3 million and $5.1 million, respectively. Interest income earned in these periods related primarily to interest earned on our initial public offering proceeds.

          Other income (expense), net. Other expense, net in the three-month period and nine-month period ended September 30, 2001 was $0.2 million and $5.4 million, respectively. Other expense in the nine-month period is primarily related to the write-down of certain investments and certain property, plant and equipment (see Note 5 in the condensed consolidated financial statements). Other income (expense) in the prior comparable periods was not significant.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $96.3 million in the nine months ended September 30, 2001 and $60.5 million in the nine months ended September 30, 2000. In the current period, the use of cash in operating activities was primarily due to our net losses ($152.3 million less non-cash charges of $78.6 million) and an increase in inventory of $51.5 million partially off-set by a reduction in accounts receivable of $14.7 million. During the nine-month period ended September 30, 2000, the cash used in operating activities was primarily due to net losses of $46.5 million and an increase in inventory of $33.3 million.

        Net cash used in investing activities was $10.6 million in the nine months ended September 30, 2001 and $17.3 million in the nine months ended September 30, 2000. The current period amount was attributable to capital expenditures made to support our engineering and testing activities as well as an additional $6.5 million investment in Virtual Access, a network access company. In the prior period, the amount was primarily attributable to capital expenditures and investments in OutReach and Expanse Networks, partially off-set by the sale of marketable securities.

        Net cash provided by financing activities was $83.2 million in the nine months ended September 30, 2001 and $3.9 million in the nine months ended September 30, 2000. The current period amount is primarily related to borrowings of $64.0 million from Motorola and $17.3 million in proceeds related to our Tax Sharing Agreement with Motorola. The prior period amount was primarily attributable to the sale of common stock pursuant to the exercise of employee stock options, partially off-set by the payment of expenses related to our initial public offering.

         On May 16, 2001 (as amended July 25, September 28 and October 15,
2001), we entered into a $60.0 million loan agreement with Motorola, Inc. Under the terms of the agreement, Motorola, which currently owns approximately 75% of the outstanding shares of our common stock, made a $60.0 million loan commitment to us over a two-year period, with a maturity of May 17, 2003. Interest is determined by Motorola based on either the base rate (as defined in the agreement) plus 2% or the Eurodollar rate plus 3 1/2%.

        On September 28, 2001, we amended the $60.0 million loan agreement with Motorola, Inc. to include $4.0 million of bridge financing which was received by us on September 28, 2001. Under the terms of the amended agreement, we were required to repay the $4.0 million subsequent to the funding of the building mortgage discussed below. This amount was repaid on November 2, 2001.

        As of September 30, 2001, we had an outstanding obligation under the loan agreement of $64.0 million.

        On October 15, 2001, we amended the $64.0 million loan agreement with Motorola to include an additional $3.0 million, which resulted from a revised calculation performed relative to the Tax Sharing and Allocation Agreement between us and Motorola (see Note 4 to the condensed consolidated financial statements). As of October 15, 2001, we had an outstanding obligation under the loan agreement of $67.0 million.

        As of November 2, 2001, subsequent to the $4.0 million repayment, we had an outstanding obligation under the loan agreement with Motorola of $63.0 million.

        The loan agreement with Motorola contains various covenants, including compliance with net worth requirements, and restrictions on additional indebtedness, capital expenditures, and dividends. As of September 30, 2001, we were in compliance with all of the covenants. See Note 3 to the condensed consolidated financial statements for a discussion of other terms and conditions of the loan agreement.

        At September 30, 2001, we had $12.3 million of cash and cash equivalents and working capital of $27.0 million. At November 7, 2001, we had $22.8 of cash and cash equivalents. We have instituted and continue to pursue initiatives intended to increase liquidity.

        From December 2000 through November 7, 2001, we have instituted the following measures to improve liquidity:

          - Obtained on October 30, 2001 $20.0 million in financing through the mortgage of our largest office building (see note 10 to the condensed consolidated financial statements);

          - Completed on October 11, 2001 the sale of a non-core asset for approximately $5.8 million (see note 10 to the condensed consolidated financial statements);

          - Made a reduction in our workforce of approximately 15% on October 29, 2001, thereby reducing the number of employees from approximately 490 at February 28, 2001 to approximately 365 at November 8, 2001;

          - Obtained $32.3 million from Motorola pursuant to the existing Tax Sharing and Allocation Agreement;

          -  Obtained a $60.0 million loan from Motorola, due in May 2003; and

          - Extended payment terms until May 2002 for $24.3 million of vendor payables.

          We plan to take the following actions, among others, to help sustain our operations and seek to meet our financial obligations for the remainder of 2001 and into 2002:

          - Continue our active discussions with several investors regarding different financing alternatives;

          - Continue to renegotiate payment terms under vendor payables and purchase commitments;

          -  Dispose of excess inventories;

          -  Continue to accelerate cash collections; and

          - Continue to decrease discretionary spending on general and administrative items.

        We need to obtain additional external equity or debt financing during the first quarter of 2002 in order to maintain our current operations. We cannot assure that we will be successful in any of these initiatives or that external equity or debt financing will be available on favorable terms, or at all.

RISK FACTORS

        You should carefully consider the risk factors set forth below.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FINANCING TO FUND OUR BUSINESS.

        We need to obtain additional external equity or debt financing during the first quarter of 2002 in order to maintain current operations. We cannot assure that we will be successful in any of these initiatives or that external equity or debt financing will be available on favorable terms, or at all.

WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE MAY NEVER ACHIEVE PROFITABILITY.

        We incurred net losses of $152.3 million in the nine months ended September 30, 2001 and $74.8 million in the year ended December 31, 2000. Our ability to achieve profitability on a continuing basis will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

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

        A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 21% and 47% of total revenues in the quarters ended September 30, 2001 and 2000. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. Any continued significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

A SIGNIFICANT MARKET FOR OUR PRODUCTS MAY NOT DEVELOP IF TELEPHONE COMPANIES DO NOT SUCCESSFULLY DEPLOY BROADBAND SERVICES SUCH AS HIGH-SPEED DATA AND VIDEO; RECENT RELUCTANCE OF TELEPHONE COMPANIES TO MAKE SIGNIFICANT CAPITAL EXPENDITURES MAY HEIGHTEN THIS ISSUE.

        Telephone companies have just recently begun offering high-speed data services, and most telephone companies have not offered video services at all. Unless telephone companies make the strategic decision to enter the market for providing broadband services, a significant market for our products may not develop. Sales of our products largely depend on the increased use and widespread adoption of broadband services and the ability of our customers to market and sell broadband services, including video services, to their customers. Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment. In addition, telephone companies have recently been reluctant to make significant capital expenditures.

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

WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE.

        Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

        - delays or cancellations of any orders by Qwest, which accounted for approximately 21% of our revenues in the quarter ended September 30, 2001, or by any other customer accounting for a significant portion of our revenues;

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

WE INCURRED A SIGNIFICANT WRITE-DOWN OF OUR INVENTORY IN THE NINE MONTHS ENDED SEPTEMBER 30, 2001 BASED ON ESTIMATES WHICH MAY VARY FROM ACTUAL RESULTS; THEREFORE, ADDITIONAL INVENTORY WRITE-DOWNS MAY BE NECESSARY IN FUTURE PERIODS.

        In the quarter ended June 30, 2001, we recorded an inventory write-down (including purchase commitments) related to our current generation product platform and related communications equipment totaling $72.0 million. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, we had increased inventory levels for certain components and had entered into purchase commitments for certain components with long lead times. In the quarter ended June 30, 2001, our actual sales, as well as our estimates of forecasted sales, for our current generation of products declined significantly. As a result, the inventory charges were calculated based on:

        - the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us,

        -  the inventory levels in excess of forecasted demand and

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

GOVERNMENT REGULATION OF OUR CUSTOMERS AND RELATED UNCERTAINTY COULD CAUSE OUR CUSTOMERS TO DELAY THE PURCHASE OF OUR PRODUCTS.

        The Telecommunications Act requires telephone companies, such as the regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks, such as local "loop" or last-mile facilities.

 These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment. The Federal Communications Commission, or FCC, announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. Nevertheless, other regulatory and judicial proceedings relating to telephone companies' obligations to provide elements of their network to competitors are pending. The FCC also requires incumbent carriers to permit competitive carriers to collocate certain equipment with the local switching equipment of the incumbents. The FCC's collocation rules continue to be subject to regulatory and judicial proceedings. The uncertainties caused by these regulatory proceedings may cause these telephone companies to delay purchasing decisions at least until the proceedings and any related judicial appeals are completed. The outcomes of these regulatory proceedings, as well as other FCC regulation, may cause these telephone companies not to deploy services for which our products are designed or to further delay deployment. Additionally, telephone companies' deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state or federal authorities to implement infrastructure.

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

WE DEPEND ON THIRD-PARTY MANUFACTURERS AND ANY DISRUPTION IN THEIR MANUFACTURE OF OUR PRODUCTS WOULD HARM OUR OPERATING RESULTS.

        We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on one large contract manufacturers: SCI Systems. The efficient operation of our business will depend, in large part, on our ability to have SCI and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes while maintaining consistent quality. As our business grows, SCI and other contracted manufacturing companies may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

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

        Motorola beneficially owns approximately 75% of the outstanding shares of our common stock as of September 30, 2001. Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

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

SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

        As of November 5, 2001, Motorola owned 64.1 million shares of our common stock and warrants to purchase an additional 4.5 million shares of our common stock, and Kevin Kimberlin Partners, LP and its affiliates owned 2.9 million shares of our common stock and its affiliates held warrants to purchase an additional 4.3 million shares of our common stock; as of June 30, 2001, FMR Corporation owned 4.8 million shares of our common stock. If Motorola, Kevin Kimberlin Partners LP and its affiliates, FMR, or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

        Motorola and Kevin Kimberlin Partners LP and its related persons and their transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

        In addition, as of November 5, 2001, there were outstanding options to purchase 15.7 million shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Securities Litigation. In July 2001 a class action complaint entitled Zichron Yakov Menachem Inc. v. Next Level Communications, Inc., et al, was filed in the United States District Court for the Southern District of New York, alleging various violations of law, including alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged excessive commissions, and agreements to engage in after-market transactions, received by underwriters in exchange for the receipt of allocations of stock in our initial public offering. Plaintiff seeks to represent a class comprised of all persons who purchased our common stock during the period from November 9, 1999 through December 6, 2000. Based upon information presently known to us, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

        On August 15, 2001, a complaint entitled CMC Industries, Inc., d/b/a CMC Mississippi, Inc., d/b/a ACT Mississippi v. Next Level Communications, Inc. was filed in the Superior Court for the State of California, County of Sonoma. The complaint alleged that the Company was delinquent in payment relating to certain purchase orders issued by the Company to the plaintiff, and sought damages in the amount of $22.5 million, plus interest and attorneys' fees. On October 24, 2001, plaintiff and the Company entered into a Settlement Agreement and Mutual Release, pursuant to which the complaint was dismissed and the Company agreed to pay to plaintiff the total amount of $21.3 million (of which amount $13.4 million had been paid as of November 12, 2001) on an agreed-upon schedule.

        Other Matters. From time to time, we are a party to other actions which arise in the normal course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a).  Exhibits:

The following exhibit is included as part of this report:

Exhibit
  No.          Description of Exhibit
-------        ----------------------
10.1           Amendment No. 2 (dated September 28, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc.
               and Motorola, Inc.

10.2 Amendment No. 3 (dated October 15, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc.
               and Motorola, Inc.


10.3           Amendment No. 1 (dated October 24, 2001) to Registration Rights
               Agreement dated as of May 16, 2001 between Next Level
               Communications, Inc. and Motorola, Inc.

    (b) Reports on Form 8-K:

        none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEXT LEVEL COMMUNICATIONS, INC.



Date: November 14, 2001                 By: /s/  J. MICHAEL NORRIS
                                           -------------------------------------
                                                 J. Michael Norris
                                                 Chief Executive Officer
                                                 and President


Date: November 14, 2001                 By: /s/  JAMES F. IDE
                                           -------------------------------------
                                                 James F. Ide
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
  No.          Description of Exhibit
-------        ----------------------
10.1           Amendment No. 2 (dated September 28, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc.
               and Motorola, Inc.

10.2 Amendment No. 3 (dated October 15, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc.
               and Motorola, Inc.

10.3           Amendment No. 1 (dated October 24, 2001) to Registration Rights
               Agreement dated as of May 16, 2001 between Next Level
               Communications, Inc. and Motorola, Inc.