Form 10-K
period 2001-12-31
NEXT LEVEL COMMUNICATIONS INC
filed 2002-04-01
CIK 1093802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 -------------

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
              OR
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM           TO

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
                                 (707) 584-6820

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
               --------------                         -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of our voting and non-voting common equity held by non-affiliates is $32,045,212 as of March 20, 2002.

     As of March 20, 2002, we have 85,999,133 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENTS                                     FORM 10-K REFERENCES
                 ---------                                     --------------------
Our Definitive Proxy Statement for our 2002                          Part III
  Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters........................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   30
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   52
Exhibits..............................................................   53

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K of Next Level Communications, Inc. includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" in this annual report. Actual results may vary materially from these forward-looking statements as a result of these and other risks.

     Words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" and variations of these words and similar expressions are intended to identify forward-looking statements. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below might not occur.

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

     We commenced operations in July 1994 and recorded our first sale in September 1997. From January 1998 until November 1999, we operated through Next Level Communications L.P., which was formed as the result of the transfer of all of the net assets, management and workforce of a wholly-owned subsidiary of General Instrument. In November 1999, the business and assets of that partnership were merged into Next Level Communications, Inc. as part of our recapitalization. In November 1999, we completed an initial public offering of our common stock, raising approximately $177.0 million in net proceeds. In January 2000, General Instrument was acquired by Motorola, Inc., making us an indirect subsidiary of Motorola. As a result of the transactions that occurred in connection with our recapitalization and subsequent borrowings, Motorola owns 64,103,724 shares of our common stock and warrants to acquire an additional 7.4 million shares of our common stock constituting approximately 61% of our outstanding common stock on a fully diluted basis as of December 31, 2001.

     Our equipment is designed to provide the following key benefits:

     Flexible, Integrated Products. We designed our products are designed with the flexibility to allow our customers to deliver voice, data and video services in a single packaged offering or to offer them individually. This flexibility allows telephone companies to immediately serve the varying needs of their diverse end-user base, including residential, corporate and telecommuter customers. By offering the flexibility inherent in an integrated system, our products enable telephone companies to effectively time their network equipment expenditures and rapidly introduce new services as demand warrants.

     Cost-Effective Product Deployment. Our product design reduces the cost and complexity often associated with deploying multiple services to end-users. Because telephone companies often use separate equipment for each communications service, they require multiple equipment purchases, installations, training procedures, maintenance procedures and network management packages. In contrast, our products deliver all services from a single system. By integrating many traditionally separate functions, our products allow telephone companies to add services incrementally by simply installing new modules into our existing equipment, rather than purchasing entirely new infrastructure equipment. Additionally, our products installed in the house or office deliver video and data services from a single networked set-top box, thus eliminating the need for set-top boxes or modems for different services or separately located TVs and PCs. We believe our products provide cost savings, reduce trouble calls and ease installation compared to other equipment that often consists of separate systems, each of which corresponds to one service and which may not operate effectively together.

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

     Broadband Service Access Multiplexer. The Broadband Service Access Multiplexer is our latest remote terminal solution enabling the intelligent transport of voice, video, and data over a single twisted pair to the home. This is the first commercially available Digital Subscriber Line service shelf that utilizes the global 998 standard for VDSL transport. The 998 standard provides an ADSL spectrally compatible spectrum plan and is designed to provide a means for multi-vendor equipment interoperability. The Broadband Service Access Multiplexer can be deployed in the telephone company's central office or remotely. The Broadband Service Access Multiplexer provides increased density of VDSL ports per shelf, substantially decreasing the cost per subscriber, and supports both Very High Bit Rate Digital Subscriber Line and Asymmetric Digital Subscriber Line cards, with 12 ports per card. The capacity is 12 line cards per shelf, totalling 144 Digital Subscriber Line ports per Broadband Service Access Multiplexer. Transport from the Broadband Digital Terminal to the Broadband Service Access Multiplexer is over a 622 megabit per second Optical Distribution Unit. The high-speed transport coupled with multicasting capability, which provides the intelligence to share the bandwidth of a single video channel over multiple homes, reduces costs of deploying high-speed as well as providing digital cable television competitive broadcast services.

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

     N3 Residential Gateway 2000. Our N3 Residential Gateway product is a single set-top box that delivers integrated data and video services. One N3 Residential Gateway enables multiple televisions and PCs to be served from the same copper line coming into the customer's home or office. Traditionally, the high cost of customer home or office equipment for broadband services has been a limiting factor in the deployment of broadband services to multiple televisions or personal computers. Historically, a customer would have to obtain multiple modems or set-top boxes to support services to multiple televisions or personal computers. In contrast, our N3 Residential Gateway simultaneously provides three independent high quality digital video streams that can be distributed throughout a home or office using standard coaxial cable. The N3 Residential Gateway also supports enhanced telephone services, such as an indicator on the television that a message is waiting on the customer's answering machine or service as well as on-screen caller ID. The data port in our N3 Residential Gateway supports high-speed connectivity to the Internet or remote work-at-home access.

     N3 Residential Gateway 2100. The N3 Residential Gateway 2100 product is our latest single set-top box that delivers integrated data and video services. The form factor of this set-top box is both sleeker and lighter. The N3 Residential Gateway 2100 contains all of the advantages of three independent high quality digital video streams and enhanced telephone services as the N3 Residential Gateway 2000, but also contains increased memory, 16 bit graphics, home network options, applications on all streams, and lower deployment costs from integrated equipment. Additionally, this set-top box supports the global 998 standard for VDSL transport.

     N3 ETHERset. Our N3 ETHERset is a data-only, desktop device that provides a powerful, low-cost solution for delivering high-speed Internet or data services to subscribers in residences, small businesses and branch offices and the like. Individual or multiple PCs can be connected to a single N3 ETHERset.

     Element Management Systems. Our products can be managed remotely by our N3 View-1 Element Management System and our N3 View-2 Service Manager. The View-1 Element Management System enables service providers to manage our equipment and their other systems and products. The View-2 Service Manager enables service providers to manage delivery of voice, data and video services to their customers.

CUSTOMERS

     We market and sell our products through our direct sales force to service providers. Qwest (formerly US WEST) accounted for 41%, 56% and 67% of our revenues in 2001, 2000 and 1999. Accordingly, we have increased the percentage of our sales to the local, independent and international telephone companies. During 2001, we had 72 customers that had purchased at least $100,000 of our products.

     We recorded our first sale to Qwest in September 1997 for deployment of video and data service to Qwest's customers in Phoenix, Arizona. In October 1998, Qwest selected our product to provide voice applications in six of the 14 states that Qwest serves. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment in 2001 while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product.

     Our customers also include All West Communications, Bell Canada, Brandenburg Telephone Company, Cablevision, Centurytel Supply Group, Chibardun Telephone, Chillicothe Telephone, Citizens, Clearlake, Horizon, Horry Telephone Cooperative, Hutchinson Telephone, New ULM Telecom, Paul Bunyan Rural Telephone, South Central Rural Telephone Cooperative, Tri County Telephone, Unite Broadband Services, Warwick Valley, Wood County and XIT Communications.

TECHNOLOGY

     We believe the following key technologies have been instrumental in our ability to provide what we believe is the world's only integrated, complete solution for the delivery of integrated voice, high-speed data and digital video services over the existing telephone copper wires.

     Advanced Application Specific Circuits Architecture. Applications Specific Circuits are custom-designed silicon circuits that are optimized for a specific task or set of tasks. These circuits are critical because they are performance-optimized to minimize gate counts, packaging size, power dissipation and cost. In addition, one of these circuits may be the only way to provide a new or novel function that is not available in an off-the-shelf circuit. Our engineers have substantial experience in the design of these circuits and have developed a portfolio of over 50 of these circuits, which enables flexible delivery of voice, data and video from a single system. We will continue to pursue additional service and system level Application Specific Circuits as a mechanism for protecting our intellectual property and to achieve ongoing cost reductions.

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

     Standards-based Architecture. We support multiple industry standards to minimize interoperability issues and leverage industry hardware and software capabilities, and improve time to market. On the customer side of the network, we are working with industry standards for asynchronous digital subscriber line and very high-speed digital subscriber line standards to support various equipment at the customer's home or business. In addition, we are providing an open middleware environment for our family of Residential Gateway products that enable support for various third party interactive applications.

RESEARCH AND DEVELOPMENT

     As of March 20, 2002, we have 112 full time employees and one independent contractor engaged in research and development. We believe that our future success depends on our ability:

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

     We have focused our research and development expenditures for the past several years on creating a complete solution for the delivery of voice, data and video services using the existing infrastructure of telephone companies. We have also concentrated on developing the associated customer premises equipment, including our N3 Residential Gateway, and on developing our N3 View-1 Element Management Systems. In 2001, 2000 and 1999, research and development expenses were $46.9 million, $55.8 million and $48.5 million. We believe that our extensive experience in designing and implementing high-quality network components has enabled us to develop integrated systems solutions. We continually seek to constantly improve our existing products, including developing additional home and office products and higher speed interfaces for our products.

SALES AND MARKETING

     We primarily market and sell our products through a direct sales force located in North America that consists of 34 people as of March 20, 2002. To date, sales activities have been focused primarily on Qwest and local, independent and international telephone markets. Because of the potential importance of our products to our customers' networks, we focus our selling efforts at many levels within each customer's organization.

     We have a variety of marketing programs and initiatives to support the sale and distribution of our products. As of March 20, 2002, we have 14 full time employees engaged in marketing activities focusing on reaching technical experts within telephone companies and creating product awareness and credibility for our systems among telephone companies. A key factor to building brand awareness for our products is promoting the success of our customers deploying our products. We seek to educate telephone companies regarding the benefits of deploying broadband-ready equipment across a diverse subscriber base. We also build our brand name through continued publicity and referral efforts in both media and industry-centered activities, including editorial presence in various trade magazines, press releases, public speaking opportunities, national and regional trade show participation, advertising, Internet-based communication and promotion, media sponsorships and participation in industry standards activities.

MANUFACTURING

     We seek to deliver our products on time and defect-free by capitalizing on the experience and expertise of strategic contract manufacturers. Based on their quality assurance and strengths in the volume manufacture of our products, we have established our primary contract manufacturing relationships with Sanmina-SCI Systems and Flextronics Enclosures. Using contract manufacturers allows us to reduce the costly investment in manufacturing capital.

     We maintain only a limited in-house manufacturing capability for final assembly, testing and integration of our products. Our internal manufacturing expertise is focused on product design for testability, design for manufacturability and the transfer of products from development to manufacturing. Our contract manufacturers typically assemble an account team of personnel representing all the essential functions to deliver products from prototype through volume production. This team works with our design, test and manufacturing engineers, and our quality, materials, logistics and program management teams. Our primary contract manufacturers are certified under international quality standards. Although our contract manufacturers manage material procurement for the majority of the components that are incorporated in our products, we continue to manage the evaluation and selection of certain key components.

     Our engineering team designs circuits and tests these designs using computer simulations. When the fundamental design is stable, our outsourced manufacturers make the circuits for testing. Upon completion of these tests, vendors such as Metalink, Oki Semiconductor, Broadcom, STMicroelectronics, Philips and Motorola manufacture the circuit in volume. Warranty and repair support is performed off-site by our contract manufacturers and by us at our Rohnert Park, California facility.

CUSTOMER SERVICE AND SUPPORT

     We believe that successful long-term relationships with our customers require a service organization committed to customer satisfaction. As of March 20, 2002, we have 22 technical support employees at our headquarters or in the field. While not essential to the functionality of the product, we also offer a five-day training course for all new customers prior to receiving and installing a system. To date, revenues from customer service and support have been immaterial.

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

     Many of our current and potential competitors have longer operating histories and greater name recognition and resources than we do. These competitors may undertake more extensive marketing campaigns than we do. In addition, these competitors may adopt more aggressive pricing policies than we do. Also, these competitors may devote substantially more resources to developing new products than we do. Many of our competitors have been consolidated with larger companies and now have even greater resources to compete with us.

     Our significant current and potential competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Lucent Technologies, Nokia, Nortel Networks, RELTEC Corporation, BAE Systems, CNI Division, formerly GEC Marconi, Siemens and our largest stockholder, Motorola. Some of these competitors have existing relationships with our current and prospective customers, which could give them a competitive advantage over us as a preferred provider. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial, which markets products under the Panasonic brand name,

Microsoft, Network Computer, Philips, Sony Corp., STMicroelectronics and Toshiba America, will likely introduce products that compete with our N3 Residential Gateway product in the future.

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

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright and trademark laws, and on trade secrets, confidentiality provisions and other contractual provisions to protect our intellectual property. These measures afford only limited protection. As of March 20, 2002, we have 25 issued patents in the United States and eight issued patents in foreign countries. We have 24 pending U.S. patent applications and 51 pending international patent applications. We market our products primarily under our own name and mark. We consider our trademarks to be valuable assets. We rely on patent, trademark, trade secret and copyright laws both to protect our proprietary technology and to protect us against claims from others. We believe that we have direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of our material technologies. Given the technological complexity of our systems and products, however, we cannot assure that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can we assure the outcome of any such claims.

SOURCES AND AVAILABILITY OF MATERIALS

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: Sanmina-SCI Systems and Flextronics Enclosures. For a detailed discussion of these relationships and the risks associated with our dependence upon third-party manufacturers, see "Business -- Manufacturing" and "Risk Factors."

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

REGULATION OF CUSTOMERS

     Although our products are not now directly subject to significant regulation by the Federal Communications Commission, (or "FCC"), or any other federal or state communications regulatory agency, our customers and their networks, into which our products are incorporated, are subject to government regulation. Accordingly, the effects of regulation on our customers may, in turn, affect our business, operating results and financial condition. FCC regulatory policies affecting either the willingness or the ability of telephone companies or cable operators to offer certain services and to purchase and install our products in their networks, or the terms on which these companies offer the services and conduct their businesses, may impede sales of our products.

     Several FCC regulatory policies may affect the degree to which or way in which incumbent local exchange carriers, which we refer to as incumbent carriers, principally the regional Bell operating companies, can or choose to make integrated voice, data and video offerings available. For example, the Telecommunications Act of 1996 requires incumbent carriers to offer their competitors cost-based access to certain parts of their networks to enable these competitors to provide telecommunications services. Current FCC rules identify the specific network elements that incumbent carriers must offer to their competitors to enable them to provide telecommunications services. The list of elements that must be unbundled, which is currently under review by the FCC, include the facilities and equipment used to provide broadband services, including high-speed data services. Over the past year, the FCC has initiated several related proceedings to evaluate the appropriate regulatory framework for incumbent carriers to provide broadband services. The Commission has tentatively concluded that it intends to develop a consistent framework for regulation of broadband services offered by cable and telephone companies. The Commission also has tentatively concluded that wireline broadband services are not subject to all the requirements that regulate the offerings of common carriers under Title II of the Communications Act of 1934. Finally, the Commission recently decided that broadband service provided by cable operators via a cable modem is not subject to regulation as a telecommunications service. This ruling, combined with the FCC's review of rules governing the incumbent carriers, indicates that change in the regulatory climate affecting incumbent carriers is possible. However, we will not know for certain the FCC's position until it issues orders in these proceedings and any legal challenges have been decided, which is not expected to occur until later this year at the earliest.

     The Telecommunications Act of 1996 also requires incumbent carriers to offer for resale, at wholesale rates, any telecommunications services that incumbent carriers offer to customers. As explained above, existing regulations currently define Internet access services as "telecommunications services," and thus incumbent carriers must offer such services for resale to competitors. This requirement also is implicated by on-going FCC proceedings, but the outcome is uncertain until the FCC issues orders in these proceedings and any legal challenges have been resolved.

     Legislation pending in Congress, namely "The Internet Freedom and Broadband Deployment Act," also would have the effect of changing the requirements on incumbent carriers by reducing the regulation of incumbent carriers' provision of video and high-speed data services. If enacted, this bill would make it easier for the incumbent Bell companies to offer broadband services by allowing them to provide interstate broadband service without prior FCC approval. This legislation was approved by the U.S. House of Representatives earlier this year, but again there is no way to predict whether this legislation will be adopted.

     Incumbent carriers can provide video services through a structurally separate subsidiary that is not subject to the unbundling and resale requirements. Our equipment is designed to allow carriers to provide video, high-speed data, and digital voice on an integrated basis. Because of the regulatory restrictions, if incumbent carriers choose to offer video or data services through a separate affiliate, incumbent carriers may prefer vendors whose equipment does not provide for integration of service offerings. A separate affiliate may choose to purchase less sophisticated equipment because it might not be able to utilize fully our equipment's integrated features. The FCC may change the separate subsidiary requirement, but we will not know for certain until the FCC issues an order and any legal challenges have been resolved.

     In its order approving the merger of two Bell operating companies, SBC and Ameritech, the FCC permitted the merged entity to avoid its statutory resale obligations on "advanced services" provided that such services were offered through a separate subsidiary. Recently, however, the U.S. Court of Appeals for the D.C. Circuit vacated, in part, the FCC's order and held that the FCC may not permit an incumbent carrier to avoid its statutory obligations under the Telecommunications Act of 1996 by setting up an affiliate to offer such services.

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

     The uncertainties caused by pending regulatory proceedings and possible appeals of FCC decisions, and by pending legislation, could cause potential customers to delay purchasing decisions. In addition, the outcomes of the various regulatory proceedings and legislation may cause potential customers not to deploy all of the services for which our products are designed or to delay the widespread introduction of one or more of these services.

BACKLOG

     Our backlog primarily consists of purchase orders for products to ship within the next six months. At December 31, 2001, backlog was approximately $3.2 million. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty. Cancellation or reduction of pending purchase orders could seriously harm our future revenues.

EMPLOYEES

     As of March 20, 2002, we have a total of 238 full-time employees and 7 independent contractors. The total number of employees consists of 112 in research and development, 14 in marketing, 21 in operations, 55 in sales and sales support and 36 in administration. The total number of contractors consists of one in research and development, one in operations, three in marketing and sales support and two in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment, and we have never experienced an organized work stoppage. Satisfactory relations have generally prevailed between our employees and us. Our future success is heavily dependent upon our ability to hire and retain qualified technical, marketing and management personnel. The competition for personnel is intense, particularly for engineering personnel.

ITEM 2.  PROPERTIES

     Our principal corporate offices, which include two main buildings, are located in Rohnert Park, California. We lease one of the buildings and own the other. We lease three sales offices, in Parsippany, New Jersey, Englewood, Colorado and Highland Ranch, Colorado. We also lease sales support offices in Phoenix, Arizona and Boulder, Colorado and Englewood, Colorado. In addition, we lease two facilities for our technology department in Parsippany, New Jersey and San Diego, California. We also lease one administrative office in Schaumburg, Illinois. We believe our current facilities are suitable and adequate and have sufficient productive capacity to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

     Securities Litigation. In July 2001, a class action complaint entitled Zichron Yakov Menachem Inc. v. Next Level Communications, Inc., et al, was filed in the United States District Court for the Southern District of New York, alleging various violations of law, including alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged excessive commissions, and agreements to engage in after-market transactions, received by underwriters in exchange for the receipt of allocations of stock in our initial public offering. Plaintiff seeks to represent a class comprised of all persons who purchased our common stock during the period from November 9, 1999 through December 6, 2000. Based upon information presently known to us, we do not believe that the ultimate resolution of these lawsuits will have a material adverse effect on our business.

     On January 28, 2002, a complaint entitled Next Level Communications, Inc.
v. Virtual Access plc was filed by us in the Superior Court of the State of California, County of Sonoma. The complaint relates to a demand made by Virtual Access that Next Level invest an additional $2 million in Virtual Access pursuant to various investment and settlement agreements between the two companies. The complaint by Next Level seeks declaratory relief that Next Level has no obligation to make any further payments to Virtual Access, as well as restitution and rescission. Virtual Access did not file a timely response to the lawsuit and the court entered a Notice of Default in favor of Next Level. Default judgment has not yet been sought or entered.

     Other Matters. From time to time, we are a party to other actions which arise in the normal course of business. In our opinion, the ultimate disposition of the items discussed above and these other matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     During November 1999, we completed our initial public offering in which we sold 9,775,000 shares of our common stock at a price of $20.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-85999). Our common stock is listed on The NASDAQ Stock Market's National Market under the symbol "NXTV." The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on The NASDAQ National Market.

YEAR                                                                  HIGH      LOW
----                                                                 -------   ------
2001..............................................  Fourth Quarter   $  6.44   $ 2.60
                                                    Third Quarter    $  6.45   $ 1.40
                                                    Second Quarter   $ 12.18   $ 3.16
                                                    First Quarter    $ 14.69   $ 5.02
2000..............................................  Fourth Quarter   $ 71.50   $10.38
                                                    Third Quarter    $125.56   $40.63
                                                    Second Quarter   $128.13   $50.00
                                                    First Quarter    $195.75   $60.75

     On March 20, 2002, the last reported sale price for our common stock on the NASDAQ National Market was $1.47 per share. At March 20, 2002, the number of record holders of our common stock was 260.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation of our business. In addition, our loan agreement with Motorola restricts our ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes included in this report.

                                                    YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 2001          2000          1999          1998          1997
                              -----------   -----------   -----------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Statement of Operations
  Data:
Revenues
  Equipment.................  $    91,030   $   146,314   $    54,301   $    39,243   $     6,045
  Software..................        2,215         3,777         3,296         4,587         2,266
                              -----------   -----------   -----------   -----------   -----------
Total revenues..............       93,245       150,091        57,597        43,830         8,311
Cost of revenues
  Equipment.................       81,021       116,090        51,265        37,372        10,954
  Software..................          127           141           292           261           306
  Inventory charges.........       76,816         9,000            --         5,800            --
                              -----------   -----------   -----------   -----------   -----------
Total cost of revenues......      157,964       125,231        51,557        43,433        11,260
Gross profit (loss).........      (64,719)       24,860         6,040           397        (2,949)
Operating Expenses:
  Research and
     development............       46,868        55,834        48,454        47,086        37,064
  Selling, general and
     administrative.........       53,349        46,907        30,511        26,248        26,414
  Asset impairments and
     disposals, net.........        8,431            --            --            --            --
  Litigation................           --            --            --         5,000            --
  Non-cash compensation
     charge.................           --         2,384       128,284            --            --
                              -----------   -----------   -----------   -----------   -----------
Total operating expenses....      108,648       105,125       207,249        78,334        63,478
                              -----------   -----------   -----------   -----------   -----------
Operating loss..............     (173,367)      (80,265)     (201,209)      (77,937)      (66,427)
Interest income (expense),
  net.......................      (14,454)        5,575        (3,564)       (3,776)           --
Investment impairments and
  other income (expense),
  net.......................      (20,785)         (148)         (299)          (18)           (2)
                              -----------   -----------   -----------   -----------   -----------
Net loss....................  $  (208,606)  $   (74,838)  $  (205,072)  $   (81,731)  $   (66,429)
                              ===========   ===========   ===========   ===========   ===========
Basic and diluted net loss
  per share (pro forma in
  1999, 1998 and 1997)......  $     (2.45)  $     (0.91)  $     (2.78)  $     (1.08)  $     (0.95)
Shares used to compute basic
  and diluted net loss per
  share (pro forma in 1999,
  1998 and 1997)............   85,277,764    81,929,663    71,597,834    69,967,053    69,967,053

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............  $ 20,580   $ 35,863   $128,752   $ 28,983   $    377
Working capital (deficit)...............    47,785     85,265    147,948     38,564    (29,571)
Total assets............................   154,035    275,716    267,811     97,771     52,689
Long-term obligations, net of current
  portion...............................   104,428     15,000     25,199     81,275         --
Total stockholders' equity
  (deficit)/partners' equity
  (deficit).............................    (8,299)   158,749    206,228    (14,769)    (3,702)

     The following table sets forth unaudited statement of operations data for our eight most recent quarters in the period ended December 31, 2001 (in millions, except per share data).

                                        THREE MONTHS ENDED                     YEAR ENDED     THREE MONTHS ENDED
                        ---------------------------------------------------   ------------   --------------------
                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,   MARCH 31,   JUNE 30,
                          2001        2001         2001            2001           2001         2000        2000
                        ---------   --------   -------------   ------------   ------------   ---------   --------
Revenues..............   $ 28.7     $  31.9       $ 20.2          $ 12.4        $   93.2      $ 30.5      $ 40.2
Total cost of goods
 sold, excluding
 inventory charge.....     22.6        25.9         17.6            15.0            81.1        24.9        32.1
Inventory charge......       --        72.0           --             4.8            76.8          --          --
                         ------     -------       ------          ------        --------      ------      ------
Gross profit (loss)...      6.1       (66.0)         2.6            (7.4)          (64.7)        5.5         8.1
   Gross margin %.....    21.2%     -207.0%        13.0%          -59.7%          -69.4%       18.1%       20.1%
R&D...................     14.1        12.9         11.8             8.1            46.9        13.8        13.6
SG&A..................     14.5        14.8         12.9            11.1            53.3        11.9        11.0
Impairments and asset
 disposals............       --         0.8          0.0             7.6             8.4          --          --
                         ------     -------       ------          ------        --------      ------      ------
Total operating
 expenses.............     28.6        28.5         24.7            26.8           108.6        25.8        24.6
                         ------     -------       ------          ------        --------      ------      ------
Operating loss........    (22.5)      (94.5)       (22.1)          (34.2)         (173.4)      (20.3)      (16.5)
Interest income/
 (expense) net........      0.1        (3.2)        (5.4)           (5.9)          (14.5)        1.8         2.0
Other income/(expense)
 net..................       --        (4.4)        (0.2)          (16.1)          (20.8)         --          --
                         ------     -------       ------          ------        --------      ------      ------
Net loss..............   $(22.4)    $(102.1)      $(27.8)         $(56.3)       $ (208.6)     $(18.4)     $(14.6)
                         ======     =======       ======          ======        ========      ======      ======
Shares O/S............     84.6        85.2         85.5            85.8            85.3        79.8        80.3
Net loss per share....   $(0.26)    $ (1.20)      $(0.32)         $(0.66)       $  (2.45)     $(0.23)     $(0.18)

   The following table excludes special items from the GAAP results of operations and is presented to detail net loss and net loss per share information before the effect of special items (in millions, except per share data).

Net loss per GAAP.....   $(22.4)    $(102.1)      $(27.8)         $(56.3)       $ (208.6)     $(18.4)     $(14.6)
SPECIAL ITEMS
Non-cash interest.....       --         2.5          3.8             4.1            10.4          --          --
Goodwill
 amortization.........      1.7         1.7          1.7             1.5             6.5         0.3         0.3
Inventory and related
 charges..............       --        72.4           --             6.3            78.7          --          --
Investment
 impairments..........       --         4.0           --            16.0            20.0          --          --
Asset impairments and
 disposals............       --         0.8           --             7.6             8.4          --          --
Non-cash compensation
 charges..............       --          --           --              --              --         2.4          --
Net loss excluding
 special items........   $(20.7)    $ (20.7)      $(22.3)         $(20.9)       $  (84.6)     $(15.7)     $(14.3)
Net loss per share
 excluding special
 items................   $(0.24)    $ (0.24)      $(0.26)         $(0.24)       $  (0.99)     $(0.20)     $(0.18)

                             THREE MONTHS ENDED         YEAR ENDED
                        ----------------------------   ------------
                        SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                            2000            2000           2000
                        -------------   ------------   ------------
Revenues..............     $ 48.3          $ 31.2         $150.1
Total cost of goods
 sold, excluding
 inventory charge.....       36.1            23.0          116.2
Inventory charge......         --             9.0            9.0
                           ------          ------         ------
Gross profit (loss)...       12.1            (0.9)          24.9
   Gross margin %.....      25.1%           -2.8%          16.6%
R&D...................       13.1            15.3           55.8
SG&A..................       13.7            12.7           49.3
Impairments and asset
 disposals............         --              --             --
                           ------          ------         ------
Total operating
 expenses.............       26.8            28.0          105.1
                           ------          ------         ------
Operating loss........      (14.6)          (28.8)         (80.3)
Interest income/
 (expense) net........        1.3             0.5            5.6
Other income/(expense)
 net..................         --            (0.1)          (0.1)
                           ------          ------         ------
Net loss..............     $(13.4)         $(28.4)        $(74.8)
                           ======          ======         ======
Shares O/S............       83.5            84.2           81.9
Net loss per share....     $(0.16)         $(0.34)        $(0.91)
   The following table
loss and net loss per
Net loss per GAAP.....     $(13.4)         $(28.4)        $(74.8)
SPECIAL ITEMS
Non-cash interest.....         --              --             --
Goodwill
 amortization.........        1.5             1.7            3.7
Inventory and related
 charges..............         --             9.0            9.0
Investment
 impairments..........         --              --             --
Asset impairments and
 disposals............         --              --             --
Non-cash compensation
 charges..............         --              --            2.4
Net loss excluding
 special items........     $(11.9)         $(17.7)        $(59.7)
Net loss per share
 excluding special
 items................     $(0.14)         $(0.21)        $(0.73)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in the following discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those listed under "Risk Factors" below and elsewhere in this report.

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

     We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest, formerly U S WEST, accounted for 41%, 56% and 67% of our total revenues in 2001, 2000 and 1999. Our agreements with our largest customers do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

RESULTS OF OPERATIONS

     Revenues. Total revenues in 2001 decreased to $93.2 million from $150.1 million in 2000. The decrease was primarily due to a decrease in equipment sales to Qwest. An equipment revenue analysis by channel is detailed in the following chart. Our equipment revenue is analyzed using three channels: independent operating companies (IOC), major carriers which currently include Qwest and other North American regional bell operating companies (MAJOR CARRIERS) and other customers which include, among others, multiple service organizations and international customers (OTHER).

                                                              FISCAL YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
CHANNEL                                                        2001       2000
-------                                                       -------   --------
                                                                (IN MILLIONS)
IOC.........................................................   $48.1     $ 56.0
MAJOR CARRIERS (PRIMARILY QWEST)............................    38.3       84.8
OTHER.......................................................     4.6        5.5
                                                               -----     ------
TOTAL EQUIPMENT REVENUE.....................................   $91.0     $146.3
                                                               =====     ======

     Sales to Qwest were significantly reduced in 2001 due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. The re-evaluation by Qwest is continuing, and sales to Qwest in the future are dependent upon its decision regarding the deployment of our products. Sales to IOCs and our other customers decreased in 2001 due to a general slowdown in the telecommunications industry and the resulting reduction of our customers' capital expenditures.

     We expect to continue to derive substantially all of our revenues from sales of equipment to regional bell operating companies and local, foreign and independent telephone companies for the foreseeable future. Revenue levels in future quarters will depend significantly upon Qwest's future decisions and general economic conditions, as well as whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

     Cost of Revenues. Total cost of revenues increased to $158.0 million in 2001 from $125.2 million in 2000. The increase in our cost of revenues in 2001 was primarily attributable to inventory charges taken in the year totaling $76.8 million related to excess inventory, obsolescence and lower of cost or market adjustments. Included in 2001 and 2000 cost of revenues are inventory charges totaling $76.8 million and $9.0 million. Excluding the inventory charges, cost of revenues were $81.2 million and $116.2 million in 2001 and 2000. The 2001 decrease was primarily due to lower sales of equipment.

     To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, in late 2000 we increased inventory levels for certain components and entered into purchase commitments for certain components with long lead times. However, in the quarter ended June 30, 2001, our estimates of forecasted sales in 2001 and 2002 for our current generation of products declined significantly. As a result, inventory related charges were required and were calculated based upon (i) the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us, (ii) the inventory levels in excess of forecasted demand and (iii) our estimates of salvage or recovery value for each raw material or finished good on an item by item basis. We do not currently anticipate that the excess inventory included in this provision will be used based on our current demand forecast. At December 31, 2001, we updated our estimates and recorded an additional inventory charge. These write-downs were included in cost of revenues in 2001 and consisted of the following:

                                                               (IN MILLIONS)
                                                               -------------
Excess quantities of raw materials on hand or under purchase
  commitments, net of salvage...............................       $36.9
Excess quantities of finished goods on hand, net of
  salvage...................................................        10.8
Obsolescence................................................        14.5
Cancellation charges on purchase commitments................         5.2
Lower of cost or market write-down on current generation
  product platform..........................................         9.4
                                                                   -----
Total.......................................................       $76.8
                                                                   =====

     Significant estimates included in the calculation of the inventory write-downs above include forecasted demand for our products, sales prices for residential gateways and other finished goods and estimated salvage or recovery value for excess raw materials and finished goods. Actual results could differ from those estimates, and therefore additional inventory write-downs may be necessary in future periods.

     During 2000, we recorded a $9.0 million inventory write-down primarily related to a lower of cost or market adjustment to certain residential gateway products and other obsolescence provisions.

     Excluding the inventory charges in both 2001 and 2000, our gross margin percentage decreased to 13% in 2001 from 23% in 2000. The decline in our gross margin percentage was primarily related to spreading the manufacturing overhead elements of product cost over reduced sales volumes. In the future, gross margin percentage may fluctuate due to a wide variety of factors, including customer mix, product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume. Our overhead reductions and the improved product cost attributes of our new standards compliant product platform are intended to improve the gross margin percentage in future periods.

     Research and development. Research and development expenses decreased to $46.9 million in 2001 from $55.8 million in 2000. The decrease in the research and development expenses was primarily due to cost cutting measures, including a reduction in research and development personnel, implemented in the current year.

     Selling, general and administrative. Selling, general and administrative expenses increased to $53.3 million in 2001 from $46.9 million 2000. The increase was attributable to increased goodwill amortization arising from the purchase of SoftProse in July 2000 and higher recruiting and relocation expenses in the first half of the year. We reduced our workforce in October 2001 and January 2002 by approximately 15% and 33%.

     Non-cash compensation charge. Substantially all of our employees in 1999 were granted contingently exercisable stock options that became options to purchase our common stock upon our recapitalization in 1999. In addition, tandem stock options were granted in January 1997 to some of our employees. As a result, non-cash compensation expense was recognized upon the completion of our initial public offering based on the difference between the exercise price of these options and the initial public offering price of our common stock. The non-cash compensation expense related to these option grants in 2000 was $2.4 million. There was no such expense in 2001, and we do not expect any such expenses to be material in the future.

     Asset impairments and disposals, net. Asset impairments and disposals in 2001 consisted of (i) the write-off of goodwill related to SoftProse of $8.4 million, (ii) loss on disposal of property, plant and equipment and other assets of $2.6 million and (iii) the gain on sale of our software product line of $2.6 million (see Note 5 to the consolidated financial statements).

     Interest income (expense), net. Interest expense was $14.5 million in 2001. Interest income was $5.6 million in 2000. Interest expense in 2001 included non-cash interest expense of $10.4 million related to our loan agreement with Motorola. Interest income in 2000 related primarily to interest earned on our initial public offering proceeds.

     Other income (expense), net. Other expense in 2001 was $20.8 million, and was primarily related to the write-down of certain long-term investments in Virtual Access of $13.0 million, $4.0 million in Outreach Communications and $3.0 million in Expanse Networks, Inc.

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

     Cost of Revenues. Total cost of revenues increased to $125.2 million in 2000 from $51.6 million in 1999. Included in 2000 cost of sales was a $9.0 million charge to inventory that was primarily related to a lower of cost or market adjustment to certain residential gateway products due to decreases in our sales price per unit and other obsolescence reserves. Our gross margin percentage, including the inventory charge, increased to 17% in 2000 from 10% in 1999. Excluding the inventory charge, the gross margin percentage increased to 23% in 2000 from 10% in 1999. The increase in the gross margin percentage was primarily the result of higher unit volumes, leading to greater efficiencies, including lower fixed costs per unit.

     Research and development. Research and development expenses increased to $55.8 million in 2000 from $48.5 million in 1999. The increase was primarily due to an increase in research and development personnel.

     Selling, general and administrative. Selling, general and administrative expenses increased to $46.9 million in 2000 from $30.5 million in 1999. The increase was primarily attributable to the increase in the scale of our operations including additional personnel in our operations, administration, sales and marketing organizations, promotional expenses and other administrative expenses. We generated higher sales expenses through the hiring of new sales representatives in our efforts to increase the number and size of our customer accounts.

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

     Interest income (expense), net. Interest income in 2000 was $5.6 million, and represents interest income earned on proceeds from our initial public offering. In 1999, interest expense was $3.6 million, and related to interest on a $75.0 million note and accrued interest thereon payable to General Instrument that General Instrument contributed to us in exchange for shares of our common stock immediately prior to our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $127.8 million in 2001, $103.3 million in 2000 and $56.6 million in 1999. In 2001, the use of cash in operating activities was primarily due to our net losses of $208.6 million, less non-cash charges of approximately $136.0 million, and an increase in inventory net purchases of $42.7 million and a reduction in accounts payable of $25.1 million, partially off-set by a reduction in accounts receivable of $17.0 million. During 2000, the cash used in operating activities was primarily due to net losses of $74.8 million, and an increase in inventory and receivables of $73.2 million and $20.6 million, partially off-set by an increase in liabilities of $40.1 million. In 1999, net loss of $205.1 million included $128.3 million in non-cash compensation charges.

     Net cash provided by investing activities was $17.8 million in 2001. Net cash used by investing activities was $12.5 million in 2000 and $78.7 million in 1999. The 2001 amount was primarily attributable to the sale of marketable securities, partially off-set by capital expenditures made to support our engineering and testing activities as well as an additional $8.0 million investment in Virtual Access. In 2001, we also received $4.9 million for the sale of our software product line. In 2000, net cash used in investing activities also included investments in Expanse Networks, Inc., OutReach Communications L.L.C. and Virtual Access totaling approximately $15.0 million, off-set by the sale of $18.0 million in marketable securities. Net cash used in 1999 also included purchases of $45.1 million of marketable securities with the proceeds from our initial public offering.

     Net cash provided by financing activities was $94.7 million in 2001, $22.9 million in 2000 and $235.0 million in 1999. The 2001 amount is primarily related to borrowings of $83.0 million from Motorola, mortgage proceeds of $20.0 million and $14.3 million in proceeds related to our Tax Sharing Agreement with Motorola. The 2001 amount was partially off-set by the repayment of a $25.0 million note. The 2000 amount was primarily related to $15.0 million in proceeds related to the Tax Sharing Agreement with Motorola and

$9.3 million related to the issuance of common stock in connection with the exercise of stock options. Net cash provided by financing activities in 1999 included $177.0 million net proceeds from our initial public offering, $34.0 million contributed by General Instrument (acquired by Motorola, Inc. in January
2000) and borrowings of $24.9 million.

     Motorola Loan Commitment -- During 2001 we entered into a note agreement with Motorola for $83.0 million which matures on May 17, 2003. Interest is payable monthly and is determined on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (5.4% at December 31, 2001).

     In connection with the note agreement we granted warrants to purchase up to 10,000,000 shares of our common stock; 7,500,000 warrants have an exercise price of $7.39 per share and 2,500,000 warrants have an exercise price of $4.29 per share. Warrants to purchase 7,000,000 shares of our common stock were exercisable at December 31, 2001. The remaining warrants become exercisable as follows:

     - 1,000,000 shares become exercisable unless, prior to May 17, 2002, all borrowings under the note agreement have been repaid in full, and it has been terminated;

     - 1,000,000 shares become exercisable unless, prior to November 17, 2002 all borrowings under the note agreement have been repaid in full, and it has been terminated; and

     - 1,000,000 shares become exercisable unless, prior to February 17, 2003, all borrowings under the note agreement have been repaid in full, and it has been terminated.

     We do not expect to repay amounts due under the agreement until its maturity date of May 17, 2003. As a result, the debt discount related to the estimated fair value of the remaining 3,000,000 warrants will be adjusted in subsequent periods, up to their respective measurement dates, to reflect changes in our stock price.

     The fair value of the warrants of $37.4 million was recorded as a discount to the note payable with a corresponding increase to additional paid-in capital. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate that ranged from 4.3% to 4.9%; volatility of 101%; and a contractual life of five years. As of December 31, 2001, no shares of common stock had been purchased under the warrants.

     We are amortizing the discount under the effective interest method up to the maturity date (May 17, 2003) of the related note. During the year ended December 31, 2001 we amortized $10.4 million of the discount, which has been reflected as interest expense in our statement of operations. As of December 31, 2001, the Motorola note was recorded at $56.0 million, net of $27.0 million of unamortized discount.

     The note agreement with Motorola contains various covenants, including compliance with net worth requirements, and restrictions on additional indebtedness, capital expenditures, and payment of dividends. As of December 31, 2001, we were not in compliance with the net worth financial covenant. On March 22, 2002, we and Motorola amended the note agreement to waive the debt covenant violation and established revised financial covenants for net worth.

     Tax sharing and allocation agreement with Motorola -- In December 2000, we received a $15.0 million advance from Motorola related to a tax sharing and allocation agreement (the "Tax Sharing Agreement"). During 2001 we received an additional $17.3 million in January 2001, and the Tax Sharing Agreement was finalized in February 2001. The amount advanced to us of $32.3 million was based on an estimate of the present value of income tax benefits to Motorola from the inclusion of our operating losses for the period from January 6, 2000 to May 17, 2000 in Motorola's consolidated tax return. On October 10, 2001, we received a revised calculation of the estimated present value of income tax benefits to Motorola based upon actual net losses that were included in Motorola's 2000 tax return. The revised amount was $29.3 million. Under the original agreement, we were required to repay the $3.0 million difference by October 15, 2001. On October 15, 2001, the Loan Agreement between us and Motorola was amended to include such $3.0 million (see above). To the extent Motorola does not achieve the expected tax benefits by September 30, 2006, we must repay any difference.

     In the event of a debt or equity security offering or a sale of assets in excess of $25.0 million, the first $25.0 million of proceeds may be retained by us; the next $25.0 million (between $25.0 million and $50.0 million) of such proceeds will be allocated at least one-third to repay our obligations under the Tax Sharing Agreement, and the balance may be retained by us; the next $25.0 million of such proceeds (between $50.0 million and $75.0 million) will be allocated at least one-half to repay our obligations under the Tax Sharing Agreement and the balance may be retained by us; amounts of such proceeds in excess of $75.0 million must be used 100% first to repay our obligations under the Tax Sharing Agreement (to the extent of such obligations) and then to repay and reduce the amount owed under the note agreement.

     Mortgage Financing -- On October 30, 2001, we received $20.0 million under a mortgage loan for a company-owned office building. The loan is amortized over a 12-year period with a ten-year term and bears interest at an annual fixed rate of 7.51%. The entire unpaid principal balance, plus accrued interest thereon is due and payable on November 1, 2011.

     The mortgage was guaranteed by Motorola. In consideration for the guarantee, we issued to Motorola warrants to purchase up to 400,000 shares of common stock with an exercise price of $3.82 per share. Accordingly, the warrants were recorded at the fair value of $0.7 million, with a discount to the mortgage loan note payable and a corresponding increase to additional paid-in capital. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate that ranged from 4.3% to 4.9%; volatility of 101%; and a contractual life of five years.

     Vendor Note Payable -- At December 31, 2001, we had a $24.3 million note payable to a vendor. The note bears interest at 10% per year. Accrued interest at December 31, 2001 was $1.5 million. On March 28, 2002, the Vendor Note Payable was amended. The revised principal and interest payment terms are as follows: $5.0 million on March 29, 2002, $13.0 million on May 18, 2002 and the balance of $9.5 million on March 31, 2003. Such amended due dates have been considered in the table below.

     Contractual Obligations -- The following table depicts our contractual obligations as of December 31, 2001:

                                                          PAYMENTS DUE BY PERIOD
                                        ----------------------------------------------------------
                                        2002    2003    2004   2005    2006    THEREAFTER   TOTAL
                                        -----   -----   ----   -----   -----   ----------   ------
                                                              (IN MILLIONS)
Vendor Note Payable...................  $15.6   $ 8.7     --      --      --        --      $ 24.3
Motorola Debt
  Note Payable........................     --    83.0     --      --      --        --        83.0
  Tax Sharing Liability...............     --      --     --      --    29.3        --        29.3
Mortgage Debt.........................    1.1     1.2   $1.3   $ 1.4     1.5     $13.5        20.0
Off-balance sheet Commitments
  Vendor purchase commitments.........   19.1      --     --      --      --        --        19.1
  Operating leases....................    1.5     1.3    1.0     0.9     0.7        --         5.4
                                        -----   -----   ----   -----   -----     -----      ------
Total Contractual Obligations.........  $37.3   $94.2   $2.3   $ 2.3   $31.5     $13.5      $181.1
                                        =====   =====   ====   =====   =====     =====      ======

  2001 RESULTS AND MANAGEMENT'S PLANS FOR 2002

     In 2001, net loss was $208.6 million and net cash used in operating activities was $127.8 million. As of December 31, 2001, our accumulated deficit was $488.5 million. Our ability to generate operating income and positive operating cash flows is dependent on our ability to increase sales, convert our inventory and accounts receivable to cash, negotiate favorable terms with our vendors, effectively manage our operating costs and to continue to raise sufficient operating capital.

     Since late 2000, we have been significantly dependent on Motorola for financial resources. Advances from Motorola totaled $15.0 million in 2000 and loans and advances totaled $97.3 million in 2001. In addition, on February 20, 2002, we issued $30.0 million of redeemable convertible preferred stock ("preferred stock") to

Motorola comprised of 6,912,442 shares at a purchase price of $4.34 per share. Each share of preferred stock is convertible, at the option of the holder, into two shares of our common stock, or 13,824,884 shares in total. The preferred stock is redeemable, at the option of the holder, at an initial redemption price of $5.21 per share, on or after February 19, 2007. Dividends are cumulative at a rate of 7.5%, payable in cash or additional shares of preferred stock, at our option. Liquidation value is $10.85 per share. In conjunction with this financing, we issued to Motorola warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.17 per share and warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.60 per share. The warrants have a term of five years.

     During 2001, in addition to the Motorola financing described above, we instituted the following measures to improve liquidity:

     - Closed our operation in Vietnam eliminating 84 employees in April, 2001;

     - reduced our workforce by approximately 36 employees in April, 2001;

     - received $20.0 million in October 2001 through the mortgage of our largest office building;

     - sold our software product line in October 2001 and received $4.9 million in net proceeds;

     - reduced our workforce by approximately 60 employees, or 15% in October 2001;

     - reduced our commitments to purchase raw materials from vendors from approximately $78.0 million in the second quarter of 2001 to approximately $19.1 million as of December 31, 2001, primarily due to inventory purchases, along with vendor negotiations; and

     - extended payments terms for $24.3 million of vendor payables (see Note 10 to the consolidated financial statements).

     In 2002, in addition to the issuance of $30.0 million of preferred stock to
Motorola:

     - we reduced our workforce by approximately 120 employees or 33% in January 2002; and

     - on March 29, 2002, Motorola agreed to make available to us an additional $35.0 million in financing (see Note 16 to the consolidated financial statements).

     At March 29, 2002, we had cash and cash equivalents of $26.0 million. Management believes that the cash on hand and amounts available under the March 29, 2002 $35.0 million financing with Motorola will be sufficient to enable us to meet our financial obligations and sustain our operations through at least December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

     Revenue -- We recognize revenue when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Generally, we recognize revenue from equipment sales upon shipment. In cases where title and risk of loss pass upon delivery, we recognize revenue from equipment sales upon receipt by the customer. We accrue a provision for estimated sales returns as a reduction of revenue at the time of revenue recognition.

     Inventory impairment and loss on purchase commitments -- During 2001, we recorded a write-down of inventory excess and obsolete quantities and lower of cost or market adjustments related to our current generation product platform and related communications equipment totaling $76.8 million. Inventory related charges were calculated based upon (i) the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us, (ii) the inventory levels in excess of forecasted demand and (iii) our estimates of salvage or recovery value for each raw material or finished good on an item by item basis. Significant estimates included in the calculation of the inventory write-downs above include forecasted demand for our products, sales prices for residential gateways and other finished goods and estimated salvage or recovery value for excess raw materials and finished goods. Actual results could differ from those estimates, and therefore additional inventory write-downs may be necessary in future periods.

     Impairment of long-term assets -- We periodically evaluate the recoverability of our long-term assets, and recognize an impairment loss when changes in circumstance indicate that the carrying amount of that asset may not be recoverable. When the sum of the undiscounted future net cash flows to result from the use of the asset and its eventual disposition is less than the carrying amount, an impairment loss would be recorded to reduce the carrying amount to fair value. During 2001, we recorded impairment losses of $31.0 million. Included within our impairment losses are write-downs of certain long term investments, acquired goodwill and certain other long-term assets. Significant estimates included in the calculation of the impairment loss are estimates of the future operating cash flows and the ultimate sales price of the underlying assets, if any.

     Accrued Warranty Reserves -- We accrue the estimated cost of product warranties at the time revenues are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our contract manufacturers, our warranty obligation is affected by actual warranty costs including, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     Employee stock-based compensation -- We account for employee stock-based compensation under Accounting Principles Board Opinion No. 25. If we were to account for this compensation under Statement of Financial Accounting Standards No. 123, results would have changed as described in Note 12 to our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS 142 as of January 1, 2002, as required. Upon the adoption of SFAS 142, we will no longer amortize goodwill of $0.2 million at December 31, 2001. We do not expect that the adoption of SFAS No. 142 will have a significant effect on our consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. We adopted SFAS 144 on January 1, 2002. We do not expect that the adoption of SFAS 144 will have a material impact on our consolidated financial statements.

RISK FACTORS

     You should carefully consider the risk factors set forth below.

  WE HAVE INCURRED NET LOSSES AND NEGATIVE CASH FLOW FOR OUR ENTIRE HISTORY, WE EXPECT TO INCUR FUTURE LOSSES AND NEGATIVE CASH FLOW, AND WE HAVE BEEN FINANCIALLY DEPENDENT ON MOTOROLA.

     We incurred net losses of $208.6 million in 2001. Our ability to achieve positive operating cashflow and ultimate profitability will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products. Since late 2000, we have been significantly dependent on Motorola for financial resources. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. We also issued $30.0 million in redeemable convertible preferred stock to Motorola in February 2002, and entered into a $35.0 million financing agreement with Motorola in March, 2002.

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

     A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 41%, 56% and 67% of total revenues in 2001, 2000 and 1999. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. Any continued significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

  A SIGNIFICANT MARKET FOR OUR PRODUCTS MAY NOT DEVELOP IF TELEPHONE COMPANIES DO NOT SUCCESSFULLY DEPLOY BROADBAND SERVICES SUCH AS HIGH-SPEED DATA AND VIDEO; RECENT RELUCTANCE OF TELEPHONE COMPANIES TO MAKE SIGNIFICANT CAPITAL EXPENDITURES MAY HEIGHTEN THIS ISSUE.

     Telephone companies have recently begun offering high-speed data services, and most telephone companies have not offered video services at all. Unless telephone companies make the strategic decision to enter the market for providing broadband services, a significant market for our products may not develop. Sales of our products largely depend on the increased use and widespread adoption of broadband services and the ability of our customers to market and sell broadband services, including video services, to their customers. Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment. In addition, telephone companies have recently been reluctant to make significant capital expenditures.

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

     - inexperience of telephone companies in obtaining access to video programming content from third-party providers;

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

  WE EXPECT OUR QUARTERLY REVENUES AND OPERATING RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY MAKE OUR STOCK PRICE VOLATILE.

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

     - delays or cancellations of any orders by Qwest, which accounted for approximately 41% of our revenues in 2001, or by any other customer accounting for a significant portion of our revenues;

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

  WE INCURRED SIGNIFICANT WRITE-DOWNS OF OUR INVENTORY IN THE YEAR ENDED DECEMBER 31, 2001 BASED ON ESTIMATES WHICH MAY VARY FROM ACTUAL RESULTS; THEREFORE, ADDITIONAL INVENTORY WRITE-DOWNS MAY BE NECESSARY IN FUTURE PERIODS.

     In the quarter ended June 30, 2001, we recorded an inventory write-down (including purchase commitments) related to our current generation product platform and related communications equipment totaling $72.0 million. In the quarter ended December 31, 2001, we recorded an additional inventory write-down of $4.8 million. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, we had increased inventory levels for certain components and had entered into purchase commitments for certain components with long lead times. In the quarter ended June 30, 2001, our estimates of forecasted sales in 2001 and 2002, for our current generation of products declined significantly. As a result, the inventory charges were calculated based on:

     - the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us;

     - the inventory levels in excess of forecasted demand through June 30, 2003; and

     - our estimates of salvage or recovery value for each raw material of finished good on an item by item basis.

     We do not currently anticipate that the excess inventory included in this provision will be used after June 30, 2003 based on our current demand forecast. Significant estimates included in the calculation of the inventory write-downs include forecasted demand for our products, sales prices for residential gateways and other finished goods and estimated salvage or recovery value for excess raw materials and finished goods. Actual results could differ from those estimates, and therefore additional inventory write-downs may be necessary in future periods.

  GOVERNMENT REGULATION OF OUR CUSTOMERS AND RELATED UNCERTAINTY COULD CAUSE OUR CUSTOMERS TO DELAY THE PURCHASE OF OUR PRODUCTS.

     The Telecommunications Act requires telephone companies, such as the regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks, including facilities and equipment used to provide high-speed data and video services. These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment. The Federal Communications Commission announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. Nevertheless, other regulatory and judicial proceedings relating to telephone companies' obligations to provide elements of their network to competitors are pending. The FCC also requires incumbent carriers to permit competitive carriers to collocate their equipment with the local switching equipment of the incumbents. The FCC's collocation rules recently have been vacated in part and continue to be subject to regulatory and judicial proceedings. Recently, the FCC issued a ruling that classified cable modem service as an interstate information service that is subject to FCC jurisdiction but not subject to common carrier regulation. As a result, such services are not currently regulated by the FCC and should not be subject to separate state and local regulation. This ruling may improve the competitive position of cable providers who compete with our customers who provide wireline-based broadband services. There is currently a pending rulemaking proceeding in which the FCC proposes to classify broadband Internet access services provided by wireline-based telephone companies as interstate information services. We cannot predict when or how this rulemaking will be decided. The uncertainties caused by these regulatory proceedings may cause these telephone companies to delay purchasing decisions at least until the proceedings and any related judicial appeals are completed. The outcomes of these regulatory proceedings, as well as other FCC regulation, may cause these telephone companies not to deploy services for which our products are designed or to further delay deployment. Additionally, telephone companies' deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state or federal authorities to implement infrastructure.

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

     Except for J. Michael Norris, our President and Chief Executive Officer, none of our executive officers or key employees is bound by an employment agreement. Many of these employees have a significant number of options to purchase our common stock. Many of these options are currently vested and some of our key employees may leave us once they have exercised their options. In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with our regional Bell operating company customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships.

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

  WE DEPEND ON THIRD-PARTY MANUFACTURERS AND ANY DISRUPTION IN THEIR MANUFACTURE OF OUR PRODUCTS WOULD HARM OUR OPERATING RESULTS.

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: Sanmina-SCI Systems and Flextronics Enclosures. The efficient operation of our business will depend, in large part, on our ability to have Sanmina-SCI Systems, Flextronics Enclosures and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes while maintaining consistent quality. As our business grows, Sanmina-SCI Systems, Flextronics Enclosures and other contracted manufacturing companies may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

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

     Motorola beneficially owns approximately 75% of the outstanding shares of our common stock as of March 20, 2002. Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

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

  SALES OF SHARES OF OUR COMMON STOCK BY EXISTING STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY.

     As of March 20, 2002, Motorola owned 64,100,000 shares of our common stock, 6,900,000 shares of convertible preferred stock and warrants to purchase an additional 14,300,000 shares of our common stock; Kevin Kimberlin Partners, LP and its affiliates owned 6,800,000 shares and warrants to acquire additional shares of our common stock; and FMR Corporation owned 1,300,000 shares of our common stock. If Motorola, Kevin Kimberlin Partners LP and its affiliates, FMR, or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Motorola and Kevin Kimberlin Partners LP and its related persons and their transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

     In addition, as of March 20, 2002, there were outstanding options to purchase approximately 23,900,000 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

  ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY THAT A STOCKHOLDER MAY CONSIDER FAVORABLE.

     Several provisions of our certificate of incorporation and by laws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

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

     - establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted on by stockholders at stockholder meetings; and

     - requiring super-majority voting to effect amendments to our certificate of incorporation and by laws.

     Some of these provisions do not currently apply to Motorola and its affiliates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. Interest on our debt to Motorola is variable, payable monthly and is determined on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (5.4% at December 31, 2001). If annual interest rates increased by 10% (0.5% change in interest rate), our interest expense on this debt would increase by approximately $0.4 million. We do not engage in any hedging activities, and we do not use derivatives or equity investments for cash investment purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    32
Consolidated Statements of Operations -- Years ended
  December 31, 2001, 2000 and 1999..........................    33
Consolidated Balance Sheets -- December 31, 2001 and
  2000......................................................    34
Consolidated Statements of Stockholders' Equity
  (Deficit)/Partners' Deficit-Years ended December 31, 2001,
  2000 and 1999.............................................    35
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999..........................    36
Notes to Consolidated Financial Statements..................    37

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Next Level Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Next Level Communications, Inc. and subsidiary (the "Company") (a majority owned subsidiary of Motorola, Inc.) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit)/partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Next Level Communications, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

SAN FRANCISCO, CALIFORNIA
MARCH 29, 2002

                 NEXT LEVEL COMMUNICATIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues
  Equipment...........................................  $    91,030   $   146,314   $    54,301
  Software............................................        2,215         3,777         3,296
                                                        -----------   -----------   -----------
     Total Revenues...................................       93,245       150,091        57,597
Cost of Revenues
  Equipment...........................................       81,021       116,090        51,265
  Software............................................          127           141           292
  Inventory charges...................................       76,816         9,000            --
                                                        -----------   -----------   -----------
     Total Cost of Revenues...........................      157,964       125,231        51,557
                                                        -----------   -----------   -----------
GROSS PROFIT (LOSS)...................................      (64,719)       24,860         6,040
OPERATING EXPENSES
  Research & development..............................       46,868        55,834        48,454
  Selling, general and administrative.................       53,349        46,907        30,511
  Non-cash compensation charge........................           --         2,384       128,284
  Asset impairments and disposals, net................        8,431            --            --
                                                        -----------   -----------   -----------
     Total operating expenses.........................      108,648       105,125       207,249
                                                        -----------   -----------   -----------
OPERATING LOSS........................................     (173,367)      (80,265)     (201,209)
                                                        -----------   -----------   -----------
INTEREST INCOME (EXPENSE), NET........................      (14,454)        5,575        (3,564)
INVESTMENT IMPAIRMENTS AND OTHER INCOME (EXPENSE),
  NET.................................................      (20,785)         (148)         (299)
                                                        -----------   -----------   -----------
NET LOSS..............................................  $  (208,606)  $   (74,838)  $  (205,072)
                                                        ===========   ===========   ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE (PRO FORMA
  IN 1999)............................................  $     (2.45)  $     (0.91)  $     (2.78)
                                                        ===========   ===========   ===========
SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER
  COMMON SHARE (PRO FORMA IN 1999)....................   85,277,764    81,929,663    71,597,834
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                 NEXT LEVEL COMMUNICATIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS

Current Assets:
  Cash and cash equivalents.................................  $  20,580   $  35,863
  Restricted marketable securities..........................         --      25,000
  Trade receivables, less allowance for doubtful accounts of
     $1,332 and $1,332, respectively........................     15,989      32,993
  Other receivables.........................................      3,373       4,489
  Inventories...............................................     62,645      86,764
  Prepaid expenses and other................................      3,104       2,123
                                                              ---------   ---------
     Total current assets...................................    105,691     187,232
                                                              ---------   ---------
Property and equipment, net.................................     46,740      53,593
Long-term investments.......................................      1,398      15,000
Goodwill, less accumulated amortization of $1,020 and
  $6,883, respectively......................................        206      17,813
Other assets................................................         --       2,078
                                                              ---------   ---------
     Total Assets...........................................  $ 154,035   $ 275,716
                                                              =========   =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $  13,938   $  53,367
  Accrued liabilities.......................................     19,213      17,609
  Notes and loans payable
     Note payable to vendor.................................     24,340          --
     Note payable -- other..................................         --      25,000
  Deferred revenue..........................................        415       5,661
  Current portion of capital lease obligations..............         --         330
                                                              ---------   ---------
       Total current liabilities............................     57,906     101,967
                                                              ---------   ---------
Long-term obligations:
  Due to Motorola:
     Note payable, net of discount..........................     55,984          --
     Tax sharing agreement liability........................     29,346      15,000
  Mortgage note, net of discount............................     19,098          --
                                                              ---------   ---------
       Total long term liabilities..........................    104,428      15,000
                                                              ---------   ---------
Commitments and contingencies
Stockholders' Equity (Deficit)
  Common stock -- $.01 par value, 400,000,000 shares
     authorized, 85,869,316 and 84,443,000 shares issued and
     outstanding, respectively..............................        791         776
  Additional paid-in-capital................................    479,426     438,123
  Accumulated deficit.......................................   (488,516)   (279,910)
  Unearned compensation.....................................         --        (240)
                                                              ---------   ---------
       Total Stockholders' Equity (Deficit).................     (8,299)    158,749
                                                              ---------   ---------
Total Liabilities and Stockholders' Equity (Deficit)........  $ 154,035   $ 275,716
                                                              =========   =========

                See notes to consolidated financial statements.

                 NEXT LEVEL COMMUNICATIONS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DEFICIT)/PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              LIMITED
                                   GENERAL    PARTNER       COMMON STOCK      ADDITIONAL
                                   PARTNER    CAPITAL    ------------------    PAID-IN       UNEARNED     ACCUMULATED
                                   CAPITAL   (DEFICIT)   SHARES     AMOUNT     CAPITAL     COMPENSATION     DEFICIT       TOTAL
                                   -------   ---------   -------   --------   ----------   ------------   -----------   ---------
                                                                           (IN THOUSANDS)
BALANCE, DECEMBER 31, 1998.......  $ 1,010   $(15,779)        --         --          --           --              --    $ (14,769)
Partner capital contributions....              34,000                                                                      34,000
Recapitalization:
  Conversion of note payable into
    common stock.................                          4,338   $     43    $ 86,710                                    86,753
  Conversion of general partner
    interest into common stock...   (1,010)                5,863         59         951                                        --
  Conversion of limited partner
    interest into common stock...             (18,221)    55,366        554      17,667                                        --
  Dividend to General
    Instrument...................                          4,400
Initial public offering
  proceeds.......................                          9,775         98     176,918                                   177,016
Issuance of common stock under
  stock option plan..............                             10                     16                                        16
Stock-based compensation.........                                               130,668      $(2,384)                     128,284
Net loss.........................                                                                          $(205,072)    (205,072)
                                   -------   --------    -------   --------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 1999.......       --         --     79,752        754     412,930       (2,384)       (205,072)     206,228
                                   =======   ========    =======   ========    ========      =======       =========    =========
Issuance of common stock in
  connection with:
  Exercise of stock options and
    employee stock purchase
    plan.........................                          2,183         21       9,230                                     9,251
  Exercise of warrants...........                          2,369
  Acquisition of SoftProse.......                            139          1      16,861         (365)                      16,497
Additional initial public
  offering expenses..............                                                  (898)                                     (898)
Amortization of unearned
  compensation...................                                                              2,509                        2,509
Net loss.........................                                                                            (74,838)     (74,838)
                                   -------   --------    -------   --------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 2000.......       --         --     84,443        776     438,123         (240)       (279,910)     158,749
                                   =======   ========    =======   ========    ========      =======       =========    =========
Issuance of common stock in
  connection with:
  Exercise of stock options and
    employee stock purchase
    plan.........................                          1,426         15       2,774                                     2,789
Issuance of warrants to
  Motorola.......................                                                38,123                                    38,123
Stock-based compensation and
  other..........................                                                   406                                       406
Amortization of unearned
  compensation...................                                                                240                          240
Net loss.........................                                                                           (208,606)    (208,606)
                                   -------   --------    -------   --------    --------      -------       ---------    ---------
BALANCE, DECEMBER 31, 2001.......       --         --     85,869   $    791    $479,426      $    --       $(488,516)   $  (8,299)
                                   =======   ========    =======   ========    ========      =======       =========    =========

                See notes to consolidated financial statements.

                 NEXT LEVEL COMMUNICATIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................  $(208,606)  $ (74,838)  $(205,072)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Inventory charges.......................................     76,816       9,000          --
    Impairment of investments and property and equipment....     24,094          --          --
    Impairment of goodwill..................................      8,452
    Loss on disposal of assets..............................         --         115         338
    Non-cash compensation charge............................        536       2,509     128,284
    Depreciation and amortization...........................     17,649      13,813       8,857
    Amortization of discount on note payable to Motorola....     10,427          --          --
    Equity in net loss of investee..........................        635          --          --
    Gain on sale of software product line...................     (2,576)         --          --
    Changes in assets and liabilities:
      Trade receivables.....................................     17,004     (20,558)     (2,811)
      Inventories...........................................    (42,697)    (73,211)     (1,883)
      Other assets..........................................       (809)       (782)      4,993
      Accounts payable......................................    (25,089)     40,106      (3,206)
      Accrued liabilities and deferred revenue..............     (3,642)        532      13,933
                                                              ---------   ---------   ---------
         Net cash used in operating activities..............   (127,806)   (103,314)    (56,567)
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (5,045)    (15,515)    (33,585)
  Proceeds from sale (purchases) of marketable securities,
    net.....................................................     25,000      18,044     (45,065)
  Purchase of long-term investments.........................     (8,000)    (14,988)         --
  Proceeds from sale of software product line...............      4,875          --          --
  Return of capital from long-term investment...............      1,000          --          --
                                                              ---------   ---------   ---------
    Net cash provided by (used in) investing activities.....     17,830     (12,459)    (78,650)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Issuance of common stock and other........................      2,899       9,251          16
  Proceeds from Motorola financings:
    Note payable and warrants...............................     82,954          --          --
    Tax sharing agreement...................................     14,346      15,000          --
  Proceeds from mortgage....................................     20,000          --          --
  Repayment of mortgage.....................................       (176)         --          --
  Repayment of capital lease obligations....................       (330)       (617)       (899)
  (Repayment of) proceeds from note payable.................    (25,000)        148      24,853
  Initial public offering proceeds (expenses), net..........         --        (898)    177,016
  Limited Partner capital contribution......................         --          --      34,000
                                                              ---------   ---------   ---------
    Net cash provided by financing activities...............     94,693      22,884     234,986
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (15,283)    (92,889)     99,769
Cash and cash equivalents, beginning of period..............     35,863     128,752      28,983
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $  20,580   $  35,863   $ 128,752
                                                              =========   =========   =========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Conversion of vendor payables and commitments into note
    payable.................................................     24,340          --          --
  Amount held in escrow for software product line sale......        575          --          --
  Equipment acquired under capital lease and notes
    payable.................................................         --          --         899
  Acquisition of SoftProse -- issuance of common stock......                 16,862
                          -- liabilities assumed, net.......         --          91          --
  Conversion of note payable to General Instrument into
    common stock............................................         --          --      86,753
  Conversion of general partner interest into common
    stock...................................................         --          --       1,010
  Conversion of limited partner interest into common
    stock...................................................         --          --      18,221
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................      2,614         630         226
  Cash paid for income taxes................................        163          43           1

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

     Next Level Communications ("NLC" or the "Limited Partner") was incorporated as a California corporation in 1994. In September 1995, NLC was acquired by General Instrument Corporation ("General Instrument"). In January 1998, NLC transferred its net assets, management and workforce to a newly formed limited partnership, Next Level Communications L.P. (the "Partnership"), in exchange for an 89% limited partnership interest. The Partnership recorded the net assets transferred at their historical cost. At the same time, Spencer Trask (the "General Partner") acquired an 11% general partner interest in the Partnership in exchange for a $10.0 million cash contribution.

     On August 24, 1999 the Partnership formed the Company as a wholly-owned subsidiary. Management of NLC effected a 1-for-3 reverse stock split on October 14, 1999. All share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

     On November 9, 1999, the Company issued 9,775,000 shares of common stock at $20.00 per share for net proceeds of $177.0 million in an initial public offering (the "Offering"). Prior to the completion of the offering, the following recapitalization transactions (the "Recapitalization") occurred:

     A note payable and accrued interest to General Instrument of $86.8 million was converted into 4,337,633 shares of the Company's common stock.

     The Partnership and NLC (a wholly-owned subsidiary of General Instrument) were merged into the Company. As part of this merger, the General Partner received 5,863,329 shares of the Company's common stock and General Instrument received 55,366,091 shares of the Company's common stock in exchange for their respective partnership interests.

     The Company issued a common stock dividend of 4,400,000 shares to General Instrument to reflect the additional value, $88.0 million, which will be received by the Company upon exercise of the warrants described below. In accordance with the Partnership agreement NLC was entitled to receive the $88.0 million exercise price. As a result of the Recapitalization, such amounts are to be received by the Company as these warrants are exercised. Accordingly, General Instrument received $88.0 million of common stock (4,400,000 shares) because it would have received that amount under the Partnership agreement.

     The General Partner's option and the Partnership agreement to acquire up to 11% of NLC upon an initial public offering was converted into warrants to acquire 8,480,102 shares of the Company's common stock at $10.38 per share. In 2000, warrants to purchase 2,369,000 shares of common stock were exercised. The exercise price of these warrants was paid through the surrender of additional warrants to purchase 519,493 shares of common stock. The Company did not receive any cash proceeds. At December 31, 2001, warrants to acquire 5,600,000 shares of common stock were outstanding under this agreement.

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

                        NEXT LEVEL COMMUNICATIONS, INC.

Significant estimates include the inventory write-down and loss on purchase commitments (see Note 4) and long-term investment and property and equipment write-downs (see Note 5). Actual results could differ from those estimates.

     Principles of Consolidation -- These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SoftProse, Inc. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition -- The Company recognizes revenue when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection is reasonably assured. Generally, the Company recognizes revenue from equipment sales upon shipment. In cases where title and risk of loss pass upon delivery, the Company recognizes revenue from equipment sales upon receipt by the customer. The Company accrues a provision for estimated sales returns as a reduction of revenue at the time of revenue recognition. Deferred revenue relates to advance payments received on equipment sales contracts in advance of revenue recognition.

     Software license revenues are recognized when software revenue recognition criteria have been met, pursuant to Statement of Position 97-2, Software Revenue Recognition, as revised. License revenue is recognized when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new license agreements which relate to the Company's obligations to provide customer support are deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Revenue from the renewal of customer support contracts is recognized ratably over the term of the agreement. The Company sold its software product line in October 2001. Accordingly, the Company has no deferred software license revenue at December 31, 2001.

     Product Warranty -- The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related equipment revenue. Actual warranty costs incurred are charged against the warranty reserve when paid.

     Research and Development Costs -- Research and development costs are charged to operations as incurred.

     Stock-Based Compensation -- The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44").

     Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

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

     Long-term investments -- Long-term investments represent preferred stock and other equity holdings in nonpublic companies. The Company accounts for its long term investments under the cost method when the Company's interest in the investee is less than 20%; and under the equity method when the Company's interest is greater than 20% or the Company has significant influence. Under the equity method the Company recognizes its pro-rata share of the investee's earnings/losses in the period in which they occur.

                        NEXT LEVEL COMMUNICATIONS, INC.

     Goodwill -- Through December 31, 2001, the Company amortized goodwill on a straight line basis over three to seven years.

     Impairment of Long-Lived Assets -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss is recorded to reduce the carrying amount to fair value.

     Income taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. For the period from January 6, 2000 to May 17, 2000 the Company's results of operations were included in the consolidated federal income tax return of Motorola. Federal income taxes for that period of time are provided in accordance with an intercompany tax sharing agreement, whereby income taxes or credits for the Company are reported as if the Company filed a separate federal income tax return (see Note 8).

     Net Loss Per Share -- Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive common stock equivalents is excluded, as they are anti-dilutive.

     Fair Value of Financial Instruments -- The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of notes payable is based upon current interest rates for debt instruments with comparable maturities and characteristics. It is not practicable to determine the fair value of the long term debt to Motorola due to the related party nature of the borrowings.

     Comprehensive (Loss) -- SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive loss was the same as net loss for all periods presented.

     Concentration of Risk -- One customer comprised 41%, 56% and 67% of the Company's total revenues in 2001, 2000 and 1999, respectively. The loss of this customer or any substantial reduction in orders by this customer could have a material adverse affect on the Company's operating results. Additionally, the Company relies on certain contract manufacturers to perform substantially all of its manufacturing activities. The inability of its contract manufacturers to fulfill their obligations to the Company could adversely impact future results.

                        NEXT LEVEL COMMUNICATIONS, INC.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses, and has not incurred any significant losses to date. Allowance for doubtful accounts activity consists of (in millions):

                                             BALANCE AT   ADDITIONS                 BALANCE AT
                                             BEGINNING     CHARGED                     END
                                              OF YEAR     TO EXPENSE   DEDUCTIONS    OF YEAR
                                             ----------   ----------   ----------   ----------
Year ended December 31:
  1999.....................................    $0.49        $0.90        $(0.05)      $1.34
  2000.....................................     1.34         0.01         (0.02)       1.33
  2001.....................................     1.33           --            --        1.33

     New Accounting Pronouncements -- In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS 142 as of January 1, 2002. Upon the adoption of SFAS 142, the Company will no longer amortize the carrying value of goodwill of $0.2 million at December 31, 2001. The Company does not expect the adoption of SFAS 142 to have a significant effect on the Company's consolidated financial statements.

     In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Company will adopt SFAS 144 as of January 1, 2002. The Company does not expect the adoption of SFAS 144 will have a material impact on the Company's consolidated financial statements.

     Reclassifications -- Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

3.  2001 RESULTS AND MANAGEMENT'S PLANS FOR 2002

     In 2001, net loss was $208.6 million and net cash used in operating activities was $127.8 million. As of December 31, 2001, the Company's accumulated deficit was $488.5 million. The Company's ability to generate positive operating cash flow is dependent on its ability to increase sales, convert its inventory and accounts receivable to cash, negotiate favorable terms with its vendors, effectively manage its operating costs and to continue to raise sufficient operating capital.

     Since late 2000, the Company has been significantly dependent on Motorola for financial resources. Advances from Motorola totaled $15.0 million in 2000 and loans and advances totaled $97.3 million in 2001. The Company also issued $30.0 million in redeemable convertible preferred stock to Motorola in February 2002, and entered into a $35.0 million financing agreement with Motorola in March 2002.

     During 2001, in addition to the Motorola financing described above, the Company instituted the following measures to improve liquidity:

     - closed its operation in Vietnam eliminating 84 employees in April 2001;

     - reduced its workforce by approximately 36 employees in April 2001;

                        NEXT LEVEL COMMUNICATIONS, INC.

     - received $20.0 million in October 2001 through the mortgage of its largest office building;

     - sold its software product line in October 2001 and received $4.9 million in net proceeds;

     - reduced its workforce by approximately 60 employees, or 15% in October 2001;

     - reduced commitments to purchase raw materials from vendors from approximately $78.0 million in the second quarter of 2001 to approximately $19.1 million as of December 31, 2001, primarily due to inventory purchases, along with vendor negotiations; and

     - extended payments terms for $24.3 million of vendor payables (see Note
       10).

     In 2002, in addition to the issuance of $30.0 million of preferred stock to
Motorola:

     - the Company reduced its workforce by approximately 120 employees or 33% in January 2002; and

     - on March 29, 2002, Motorola agreed to make available to the Company an additional $35.0 million in financing (see Note 16).

     At March 29, 2002, the Company had cash and cash equivalents of $26.0 million. Management believes that the cash on hand and amounts available under the March 29, 2002 $35.0 million financing with Motorola will be sufficient to enable the Company to meet its financial obligations and sustain its operations through at least December 31, 2002.

4.  INVENTORY

     Inventories at December 31, 2001 and 2000 consisted of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Raw materials...............................................     $24.5          $22.7
Work-in-process.............................................       1.7            2.0
Finished goods..............................................      36.4           62.1
                                                                 -----          -----
Total.......................................................     $62.6          $86.8
                                                                 =====          =====

     During 2000 the Company recorded a $9.0 million inventory write-down comprised of a lower of cost or market adjustment to certain residential gateway products and obsolescence of other inventory items.

     During 2001, the Company recorded inventory write-downs totaling $76.8 million. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, the Company had increased inventory levels for certain components and entered into purchase commitments for certain components with long lead times. However, in the quarter ended June 30, 2001, the Company's estimates of forecasted sales in 2001 and 2002, for its current generation of products declined significantly. As a result, inventory related charges of $72.0 million were required and were calculated based upon (i) the substantial completion of the negotiation process with the Company's contract manufacturers and their suppliers and the Company's other vendors regarding purchase commitments and cancellations made by the Company, (ii) the inventory levels in excess of forecasted demand and (iii) the Company's estimates of salvage or recovery value for each raw material or finished good on an item by item basis. The Company does not currently anticipate that the excess inventory included in this provision will be used based on the Company's current demand

                        NEXT LEVEL COMMUNICATIONS, INC.

forecast. At December 31, 2001, the Company updated its estimates and recorded additional charges of $4.8 million. Such write-downs were included in cost of revenues in 2001 and consisted of the following:

                                                              (IN MILLIONS)
Excess quantities of raw materials on hand or under purchase
  commitments, net of estimated salvage.....................      $36.9
Excess quantities of finished goods on hand, net of
  estimated salvage.........................................       10.8
Obsolescence................................................       14.5
Cancellation charges on purchase commitments................        5.2
Lower of cost or market write-down on current generation
  product platform..........................................        9.4
                                                                  -----
Total.......................................................      $76.8
                                                                  =====

     Significant estimates included in the calculation of the inventory write-downs above include forecasted demand for the Company's products, sales prices for residential gateways and other finished goods and estimated salvage or recovery value for excess raw materials and finished goods. Actual results could differ from those estimates, and therefore additional inventory write-downs may be necessary in future periods.

5.  IMPAIRMENTS AND DISPOSALS OF ASSETS AND INVESTMENTS

     Asset impairments and disposals, net, in 2001 consisted of the following:

                                                               (IN MILLIONS)
Impairment of goodwill......................................       $ 8.4
Loss on disposal of property and equipment and other
  assets....................................................         2.6
Gain on sale of product line................................        (2.6)
                                                                   -----
Asset impairment and disposals, net.........................       $ 8.4
                                                                   =====

     In the fourth quarter of 2001, the Company wrote off the remaining goodwill of $8.4 million related to the 2000 SoftProse acquisition based on the Company's annual assessment of the recoverability of goodwill.

     In the fourth quarter of 2001, the Company sold its software product line for net proceeds of $5.5 million. The Company recorded a gain on the sale of $2.6 million. The final payment of $0.6 million is in escrow.

     Investment impairments of $20.0 million in 2001 consisted of:

                                                               (IN MILLIONS)
Write-off of investment in Virtual Access, PLC..............       $13.0
Write-off of investment in Expanse Networks, Inc............         3.0
Write-down of investment in Outreach Communications, LLC....         4.0
                                                                   -----
Investment impairments and disposals........................       $20.0
                                                                   =====

     As of December 31, 2001, the Company determined that the estimated fair value of its investments in Virtual Access and Expanse Networks was zero and the decline from their carrying amounts was other than temporary, and accordingly wrote off the entire interests in the fourth quarter of 2001. The investment in Outreach had been reduced to estimated fair value in the second quarter of 2001.

                        NEXT LEVEL COMMUNICATIONS, INC.

6.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Land........................................................  $  2.4   $  1.9
Building....................................................    23.3     22.9
Machinery and equipment.....................................    52.2     50.5
Leasehold improvements......................................     6.6      6.5
                                                              ------   ------
  Total.....................................................    84.5     81.8
Less accumulated depreciation and amortization..............   (37.8)   (28.2)
                                                              ------   ------
Property and equipment, net.................................  $ 46.7   $ 53.6
                                                              ======   ======

     Machinery and equipment included assets acquired under capital leases of $1.6 million at December 31, 2001 and 2000. Related accumulated depreciation at December 31, 2001 and 2000 was $1.6 million and $1.3 million, respectively.

7.  ACCRUED LIABILITIES

     Accrued liabilities at December 31 consisted of:

                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Accrued payroll and related expenses........................  $ 5.6   $ 8.8
Warranty reserve............................................    4.9     5.6
Interest....................................................    1.8     0.0
Other.......................................................    6.9     3.2
                                                              -----   -----
Total.......................................................  $19.2   $17.6
                                                              =====   =====

8.  DUE TO MOTOROLA

     Note Payable -- During 2001 the Company entered into a note agreement with Motorola, for $83.0 million which matures on May 17, 2003. Interest is payable monthly and is determined on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (interest rate in effect at December 31, 2001 was 5.4%).

     In connection with the note agreement the Company granted warrants to purchase up to 10,000,000 shares of the Company's common stock; 7,500,000 warrants have an exercise price of $7.39 per share, and 2,500,000 warrants have an exercise price of $4.29 per share. Warrants to purchase 7,000,000 shares of the Company's common stock were exercisable at December 31, 2001. The remaining warrants become exercisable as follows:

     - 1,000,000 shares become exercisable unless, prior to May 17, 2002, all borrowings under the note agreement have been repaid in full and it has been terminated;

     - 1,000,000 shares become exercisable unless, prior to November 17, 2002, all borrowings under the note agreement have been repaid in full and it has been terminated; and

     - 1,000,000 shares become exercisable unless, prior to February 17, 2003, all borrowings under the note agreement have been repaid in full and it has been terminated.

                        NEXT LEVEL COMMUNICATIONS, INC.

     The fair value of the warrants of $37.4 million was recorded as a discount to the note payable with a corresponding increase to additional paid-in capital. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate that ranged from 4.3% to 4.9%; volatility of 101%; and a contractual life of five years.

     The Company does not expect to repay amounts due under the agreement until its maturity date of May 17, 2003. As a result, the debt discount related to the estimated fair value of the remaining 3,000,000 warrants will be adjusted in subsequent periods, up to their respective measurement dates, to reflect changes in the Company's stock price.

     The Company is amortizing the discount under the effective interest method up to the maturity date (May 17, 2003) of the related note. During the year ended December 31, 2001 the Company amortized $10.4 million of the discount, which has been reflected as interest expense in the accompanying statement of operations. As of December 31, 2001, the Motorola note was recorded at $56.0 million, net of $27.0 million of unamortized discount.

     The note agreement with Motorola contains various covenants, including compliance with net worth requirements, and restrictions on additional indebtedness, capital expenditures, and payment of dividends. As of December 31, 2001, the Company was not in compliance with the net worth financial covenant. On March 26, 2002, the Company and Motorola amended the note agreement to waive the debt covenant violation and established revised financial covenants for net worth.

     Tax sharing and allocation agreement with Motorola -- In December 2000, the Company received a $15.0 million advance from Motorola related to a tax sharing and allocation agreement. During 2001 the Company received an additional $17.3 million in January 2001 and the Tax Sharing Agreement (the "Tax Sharing Agreement") was finalized in February 2001. The amount advanced to the Company of $32.3 million was based on an estimate of the present value of income tax benefits to Motorola from the inclusion of the Company's operating losses for the period from January 6, 2000 to May 17, 2000 in Motorola's consolidated tax return. On October 10, 2001, the Company received a revised calculation of the estimated present value of income tax benefits to Motorola based upon actual net losses that were included in Motorola's 2000 tax return. The revised amount was $29.3 million. Under the original agreement, the Company was required to repay the $3.0 million difference by October 15, 2001. On October 15, 2001, the Loan Agreement between the Company and Motorola was amended to include such $3.0 million (see above). To the extent Motorola does not achieve the expected tax benefits by September 30, 2006, the Company must repay any difference.

     In the event of a debt or equity security offering or a sale of assets in excess of $25.0 million, the first $25.0 million of proceeds may be retained by the Company; the next $25.0 million (between $25.0 million and $50.0 million) of such proceeds will be allocated at least one-third to repay the Company's obligations under the Company's Tax Sharing Agreement and the balance may be retained by the Company; the next $25.0 million of such proceeds (between $50.0 million and $75.0 million) will be allocated at least one-half to repay the Company's obligations under the Tax Sharing Agreement and the balance may be retained by the Company; amounts of such proceeds in excess of $75.0 million must be used 100% first to repay the Company's obligations under the Tax Sharing Agreement (to the extent of such obligations) and then to repay and reduce the amount owed under the note agreement.

9.  MORTGAGE FINANCING

     On October 30, 2001, the Company received $20.0 million under a mortgage loan collateralized by a Company-owned office building. The loan is amortized over 12 years with a ten-year repayment period and bears interest at an annual fixed rate of 7.51%. Future principal payments are as follows: 2002 -- $1.1 million; 2003 -- $1.2 million; 2004 -- $1.3 million; 2005 -- $1.4 million;
2006 -- $1.5 million; thereafter -- $13.5 million. The unpaid principal balance, plus accrued interest thereon is due and payable on November 1, 2011.

                        NEXT LEVEL COMMUNICATIONS, INC.

     The mortgage is guaranteed by Motorola. In consideration for the guarantee, the Company granted to Motorola warrants to purchase up to 400,000 shares of common stock with an exercise price of $3.82 per share. The fair value of the warrants ($0.7 million) was recorded as a discount to the mortgage loan with a corresponding increase to additional paid-in capital. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.3%; volatility 101%; and a contractual life of five years.

     The Company is amortizing the discount under the effective interest method up to the maturity date of the related mortgage. During the year ended December 31, 2001 the Company amortized $.01 million of the discount, which has been reflected as interest expense in the accompanying statement of operations.

10.  NOTES PAYABLE

     At December 31, 2000, the Company had $25.0 million outstanding under its revolving bank line of credit. The line was repaid and closed in 2001, and therefore, no amounts were outstanding under the line at December 31, 2001.

     At December 31, 2001, the Company had a $24.3 million note payable to a vendor. The note bears interest at 10% per year. Accrued interest at December 31, 2001 was $1.5 million. On March 28, 2002, the Vendor Note Payable was amended. The revised principal and interest payment terms are as follows: $5.0 million was paid on March 29, 2002, $13.0 million is due on May 18, 2002 and the balance of $9.5 million is due on March 31, 2003.

11.  NET LOSS PER SHARE

     The following is a reconciliation of the components of the pro forma basic and diluted net loss per share:

                                                             2001      2000       1999
                                                           --------   -------   --------
                                                           (IN MILLIONS EXCEPT PER SHARE
                                                                     AMOUNTS)
Net loss.................................................  $(208.6)   $(74.8)   $(205.1)
Less: Interest expense for converted GI note payable.....       --        --        5.8
                                                           -------    ------    -------
Basic and diluted net loss...............................  $(208.6)   $(74.8)   $(199.3)
                                                           =======    ======    =======
Weighted average shares outstanding......................     85.3      81.9       71.6 (1)
                                                           -------    ------    -------
Net loss per share, basic and diluted....................  $ (2.45)   $(0.91)   $ (2.78)(1)
                                                           =======    ======    =======
Excluded: in-the-money options and warrants..............      4.1      15.6         --

---------------

(1) Basic and diluted net loss per share for 1999 is computed by dividing the pro forma net loss by the pro forma shares outstanding for the period giving effect to the Recapitalization as if it had occurred on January 1, 1999. Pro forma basic and diluted net loss per share give effect to the contribution of the note and accrued interest thereon payable to General Instrument and the related elimination of interest expense of $5.8 million for 1999. The pro forma shares outstanding exclude warrants and stock options to purchase approximately 20,700,000 shares of common stock since the inclusion of these shares would be antidilutive.

12.  EMPLOYEE STOCK PLANS

  1999 STOCK PLAN

     Options to purchase 5,400,000 shares of common stock were granted under the 1999 Stock Plan. These options vest with respect to 25% of the shares after 12 months of service and the remaining 75% in equal

                        NEXT LEVEL COMMUNICATIONS, INC.

monthly installments over the next 36 months of service and expire not later than 10 years after the date of grant. No future awards under the 1999 Stock Plan are expected to be made.

  1999 EQUITY INCENTIVE PLAN

     Options to purchase 17,400,000 shares of common stock are available for grant under the 1999 Equity Incentive Plan. Depending on the grant, shares vest over either a three or four-year period with a pro rata portion vesting after one year of service and the remaining shares vesting in equal monthly installments over the remaining months of service. Options expire not later than 10 years after the date of grant.

     Certain employees of the Partnership were granted contingently exercisable stock options (included in the table which follows) in NLC which vest over a period ranging from two to three years and which expire in ten years. Such options were exercisable only in the event of an initial public offering or a change in control of NLC (the "Event").

     In November 1999, in conjunction with the Recapitalization (see Note 1), the outstanding options granted under the NLC stock plan were converted into options to purchase 7,000,000 shares of the Company's common stock with equivalent terms and exercise prices. As a result of the initial public offering of the Company, compensation expense of $96.9 million was recognized in 1999 related to the contingently exercisable stock options. The compensation expense was determined based on the difference between the exercise price of the vested portion of such options and the initial offering price for the Company's common stock. The Company recorded compensation expense of $2.4 million in 2000 related to the remaining vesting of these options, as a result of the Motorola acquisition.

     In addition, in 1997, as part of a tandem stock option grant, certain employees of NLC were granted options at $1.11 per share for a total of 1,900,000 shares of common stock of NLC, or options at $15.75 per share for a total of 1,500,000 shares of General Instrument common stock (the "GI Options"). The NLC options were exercisable only upon an Event. The options have a ten-year life and vest over three years. At December 31, 1999, it was determined that the NLC options granted as part of the tandem stock grant were more likely to be exercised than the related GI options. As a result, the Company recorded $31.4 million in compensation expense in 1999 related to the tandem stock grant. The compensation expense was calculated based on the difference between the exercise price of the vested portion of the NLC options and the initial offering price of the Company's common stock.

     During 2001, the Company issued non-qualified stock options to consultants to purchase 26,000 shares of common stock at prices between $2.60 and $3.35. The options all vested within the quarter they were issued. The fair value of the options issued was $.05 million, was recorded as compensation expense, and was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 4.3%, volatility of 101%, and a contractual life of 5 years.

     During 2001, the Company extended the contractual life of certain options held by terminated employees. In accordance with FIN 44, the modification resulted in a new measurement date for these options. As such, the Company recorded an expense of $0.2 million, as determined by the excess of market value of the Company's common shares over the exercise price of the modified options.

  STOCK OPTION EXCHANGE PROGRAM

     In August 2001, the Company implemented a stock option exchange program in which certain employees could exchange options with an exercise price greater than or equal to $40.00 per share for new options to be granted at least six months and one day from the date of cancellation at the then fair market value. As a result, 5,500,000 options were cancelled in connection with the program. Eligible employees received a one-for-one option re-grant on February 11, 2002 at an exercise price equal to the market price on the replacement grant

                        NEXT LEVEL COMMUNICATIONS, INC.

date of $2.06. Total shares re-granted under the program in 2002 were 4,700,000. The Company did not incur any compensation expense relative to this stock option exchange program.

     The following table summarizes activity relating to the NLC Stock Plan (including those granted as part of the tandem stock option grant) and the 1999 Stock Plan and 1999 Equity Incentive Plan (the "Plans"):

                                                                           WEIGHTED AVERAGE
                                                              SHARES        EXERCISE PRICE
                                                          --------------   ----------------
                                                          (IN THOUSANDS)
Balance at December 31, 1998 (none exercisable).........       7,089              1.11
Granted (fair value of $14.98)..........................       8,109             29.09
Canceled................................................        (281)             3.56
Exercised...............................................         (10)             1.60
                                                              ------
Balance at December 31, 1999 (6,799 exercisable
  shares)...............................................      14,907             16.43
Granted (fair value of $49.61)..........................       8,735             64.20
Canceled................................................      (1,600)            60.05
Exercised...............................................      (1,865)             2.04
                                                              ------
Balance at December 31, 2000 (7,297 exercisable
  shares)...............................................      20,177             34.98
Granted (fair value of $6.26)...........................       4,966              7.99
Canceled................................................      (8,170)            59.81
Exercised...............................................      (1,022)             1.15
                                                              ------
Balance at December 31, 2001 (7,906 exercisable
  shares)...............................................      15,951            $15.99
                                                              ======

     The following table summarizes information about options granted under the Plans and outstanding at December 31, 2001:

                                      WEIGHTED
                     NUMBER           AVERAGE        WEIGHTED       NUMBER       WEIGHTED
                 OUTSTANDING AT      REMAINING       AVERAGE    EXERCISABLE AT   AVERAGE
                  DECEMBER 31,    CONTRACTUAL LIFE   EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES       2001           (IN YEARS)       PRICE          2001         PRICE
---------------  --------------   ----------------   --------   --------------   --------
                 (IN THOUSANDS)                                 (IN THOUSANDS)
$  0.85-$  1.11..      3,874            5.4          $  0.94        3,874        $  0.94
$  1.40-$  1.67..        118            9.5          $  1.56            8        $  1.53
$  2.16-$  2.97..        138            9.7          $  2.55           26        $  2.62
$  3.41-$  4.61..        196            9.4          $  4.27            0
$  5.13-$  7.29..        473            8.4          $  5.74          112        $  6.18
$  8.10-$ 11.31..      8,048            8.1          $  9.90        2,558        $ 10.95
$ 12.31-$ 18.00..        672            8.9          $ 13.31          169        $ 13.45
$ 19.63-$ 23.38..         42            8.9          $ 21.59           12        $ 21.59
$ 30.88-$ 35.56..         31            8.8          $ 34.37            9        $ 34.42
$ 49.00-$ 66.38..      1,923            7.9          $ 63.09          930        $ 63.27
$ 80.56-$108.75..        433            7.5          $ 80.73          205        $ 80.91
$124.00-$161.25..          3            0.3          $129.05            3        $129.05
                     ------                                         -----
$  0.85-$161.25..     15,951            7.5          $ 15.99        7,906        $ 14.06
                     ======                                         =====

                        NEXT LEVEL COMMUNICATIONS, INC.

  1999 EMPLOYEE STOCK PURCHASE PLAN

     In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which 1,000,000 shares of the Company's common stock were reserved for issuance.

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

     During 2001 and 2000,the Company issued 396,500 and 318,208 shares of common stock under the Purchase Plan.

  ADDITIONAL STOCK PLAN INFORMATION

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models which were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. Such options differ significantly from the Company's stock-based awards. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for options granted after the offering were made using the Black-Scholes option pricing model. Cancellations are recognized when they occur.

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

     The following weighted average assumptions are included in the estimated fair value calculations of grants for the stock option and stock purchase programs:

                                                               2001     2000    1999
                                                              ------   ------   -----
Expected dividend yields....................................       0%       0%      0%
Expected stock price volatility.............................   118.0%   103.0%   70.0%
Risk free interest rate.....................................     4.8%     6.1%    5.9%
Expected term (years).......................................     4.0      4.0     4.8

     Under SFAS No. 123, had the Company recorded compensation expense based on the estimated grant date fair value for awards based on grants under the Plans and the tandem stock grant, the Company's net loss and net loss per share would have changed. The amounts below represent the pro forma amounts for fiscal 2001 (including the cancellation of 5.5 million options, under the stock option exchange program), 2000 and 1999:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                           (IN MILLIONS, EXCEPT FOR
                                                              PER SHARE AMOUNTS)
Net loss as reported....................................  $(208.6)  $ (74.8)  $(205.1)
Pro forma net loss, as adjusted.........................   (201.0)   (237.4)   (213.1)
Diluted net loss per share (pro forma in 1999)..........  $ (2.45)  $ (0.91)  $ (2.78)
Pro forma diluted loss per share, as adjusted...........  $ (2.36)  $ (2.90)  $ (2.98)

                        NEXT LEVEL COMMUNICATIONS, INC.

13.  EMPLOYEE BENEFIT PLANS

     In January 2000, the Company adopted the Next Level Communications 401(k) Plan ("NLC Plan") to which employees could contribute up to 12% of the employees' salary subject to the legal maximum. The Company contributes an amount equal to 100% of the first 5% of the employee's salary that the employee contributes. The Company's expense related to the NLC Plan was $1.5 million and $1.4 million in 2001 and 2000, respectively. The Company's expense related to the General Instrument 401(k) Plan was $0.6 million in 1999.

14.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its facilities and equipment under non-cancelable operating leases. Leases expire at various dates from 2002 to 2006 and certain facility leases have renewal options.

     Future minimum lease payments at December 31, 2001 under operating leases are as follows:

                                                               (IN MILLIONS)
2002........................................................       $1.5
2003........................................................        1.3
2004........................................................        1.0
2005........................................................        0.9
2006........................................................        0.7
                                                                   ----
Total.......................................................       $5.4
                                                                   ====

     Rent expense was $3.0 million, $1.7 million and $4.3 million in 2001, 2000 and 1999, respectively.

     At December 31, 2001, the Company had commitments with various suppliers to purchase approximately $19.1 million of components in 2002.

     The Company is a party to various claims, litigation and other matters. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

15.  INCOME TAXES

     For the period from January 1, 1999 through November 9, 1999, the Company was a limited partnership entity. For federal and state tax purposes, limited partnership entities pass all items of income and expense through to the respective partners of the entity. Consequently, all items of income and expense attributable to the period in which the Company was a limited partnership were allocated directly to the respective partners.

     For the period from November 10, 1999 through January 5, 2000, the Company was a corporation filing its tax returns on a stand-alone basis. As a result of the acquisition by Motorola of General Instrument, from January 6, 2000 through May 17, 2000, the Company's taxable loss was included in the consolidated federal tax return of Motorola. Subsequent to May 17, 2000, due to the exercise of various warrants and stock options, Motorola's ownership interest in the Company declined below 80% and the Company was no longer eligible to be included in Motorola's consolidated federal tax return and will file its federal income tax return on a stand-alone basis.

                        NEXT LEVEL COMMUNICATIONS, INC.

     The Company's deferred income tax assets as of December 31, 2001 and 2000 consisted of the following in millions:

                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
  Federal and state net operating losses....................  $ 111.3   $  69.1
  Research and development credits..........................      7.3       1.6
  Capitalized research and development costs................     15.2      31.8
  Writeoff of long-term assets..............................     12.3        --
  Interest expense related to Motorola warrants.............      4.2        --
  Basis difference in fixed assets..........................      0.4       4.1
  Inventory reserve.........................................     28.3       5.5
  Other.....................................................      6.5      10.1
                                                              -------   -------
     Total deferred tax assets before valuation allowance...    185.5     122.2
                                                              -------   -------
Valuation allowance.........................................   (185.5)   (122.2)
                                                              -------   -------
Net deferred tax assets.....................................  $    --   $    --
                                                              =======   =======

     No tax benefit has been recorded through December 31, 2001 because of the net operating losses incurred and full valuation allowance provided. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance at December 31, 2001 and 2000 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     At December 31, 2001, for tax purposes, the Company had approximately $301.0 million in federal net operating loss carryforwards, approximately $153.0 million in state net operating loss carryforwards, and approximately $7.3 million in research and development credit carryforwards. The Company's federal net operating loss and research and development credit carryforwards begin to expire in 2020. The Company's state net operating loss and foreign tax credit carryforwards have various expiration dates beginning in 2002.

     Internal Revenue Code Section 382 places an annual limitation (the "Section 382 Limitation") on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than or equal to a 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 398 Limitation. Future ownership changes may result in expiration of net operating losses and credits before utilization.

                        NEXT LEVEL COMMUNICATIONS, INC.

16.  SUBSEQUENT EVENTS

     On February 20, 2002, the Company issued $30.0 million of redeemable convertible preferred stock ("preferred stock") to Motorola, comprised of 6,912,442 shares at a purchase price of $4.34 per share. Each share of preferred stock is convertible, at the option of the holder, into two shares of the Company's common stock, or 13,824,884 shares in total. The preferred stock is redeemable, at the option of the holder, at an initial redemption price of $5.21 per share, on or after February 19, 2007. Dividends are cumulative at a rate of 7.5%, payable in cash or additional shares of preferred stock, at the Company's option. Liquidation value is $10.85 per share. In conjunction with this financing, the Company also issued to Motorola warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.17 per share and warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.60 per share. The warrants have a term of five years.

     On March 29, 2002, Motorola agreed to make available to the Company up to an additional $35.0 million in financing. Draw downs by the Company, when they occur, will be treated, at Motorola's option, as either (i) additions to the existing Note Payable Agreement with Motorola and subject to substantially the same terms (interest rate, maturity in May 2003, warrants, etc.) under such agreement (see Note 8) or (ii) additional issuances of redeemable convertible preferred stock, subject to substantially the same terms as the February 2002 issuance of redeemable convertible preferred stock described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT OFFICERS AND
DIRECTORS

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  FINANCIAL STATEMENTS AND SCHEDULES

     The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page 36, which immediately precedes such financial statements. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

                                    EXHIBITS

     The following exhibits are, as indicated below, either filed herewith or have previously been filed with the SEC and are referred to and incorporated herein by reference to such filings.

EXHIBIT
 NUMBER                              EXHIBIT
--------                             -------
 2.1       Form of Merger Agreement among General Instrument
           Corporation, Spencer Trask Investors LLC, Next Level
           Communications, Next Level Communications L.P. and us, which was filed as exhibit 2.1 to our registration statement on
           Form S-1 (file no. 333-85999) and is incorporated by
           reference herein.
 3.1       Restated Certificate of Incorporation, which was filed as
           exhibit 3.1 to our registration statement on Form S-1 (file
           No. 333-85999) and is incorporated by reference herein.
 3.2       Bylaws, which were filed as exhibit 3.2 to our registration statement on Form S-1 (file No. 333-85999) and are
           incorporated by reference herein.
 4.1       Form of Registration Rights Agreement among General
           Instrument Corporation, Spencer Trask Investors LLC and us,
           which was filed as exhibit 4.2 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by
           reference herein.
 9.1       Form of Voting Trust Agreement among General Instrument
           Corporation, Chasemellon Shareholder Services and us, which was filed as exhibit 9.1 to our registration statement on
           Form S-1 (file No. 333-85999) and is incorporated by
           reference herein.
10.1       Form of Indemnification Agreement for our directors and
           officers, which was filed as exhibit 10.1 to our
           registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.2       Form of Corporate and Intercompany Agreement for our
           directors and officers, which was filed as exhibit 10. to
           our registration statement on Form S-1 (file No. 333-85999)
           and is incorporated by reference herein.
10.3*      1999 Equity Incentive Plan, which was filed as exhibit 10.3 to our registration statement on Form S-1 (file No.
           333-85999) and is incorporated by reference herein.
10.4*      1999 Employee Stock Purchase Plan, which was filed as
           exhibit 10.4 to our registration statement on Form S-1 (file
           No. 333-85999) and is incorporated by reference herein.
10.5       Patent and Technical Information Cross-License Agreement,
           which was filed as exhibit 10.5 to our registration
           statement on Form S-1 (file No. 333-85999) and is
           incorporated by reference herein.
10.6**     Agreement between U S WEST Communications, Inc. and us,
           which was filed as exhibit 10.8 to our registration
           statement on Form S-1 (file No. 333-85999) and is
           incorporated by reference herein.
10.7**     Agreement among Telesector Resources group, Inc., General
           Instrument Corporation and us, which was filed as exhibit
           10.8 to our registration statement on Form S-1 (file No.
           333-85999) and is incorporated by reference herein.
10.8**     Agreement between Sanmina-SCI Technology, Inc. and us, which was filed as exhibit 10.10 to our registration statement on
           Form S-1 (file No. 333-85999) and is incorporated by
           reference herein.
10.9**     Agreement between CMC Mississippi, Inc. and us, which was
           filed as exhibit 10.11 to our registration statement on Form
           S-1 (file No. 333-85999) and is incorporated by reference
           herein.
10.10*     1999 Stock Plan, which was filed as exhibit 10.12 to our
           registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.11      Form of Warrant, which was filed as exhibit 10.13 to our
           registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.12      Business Loan Agreement between Bank of America, N.A. and
           us, which was filed as exhibit 10.14 to our registration
           statement on Form S-1 (file No. 33-38618) and is
           incorporated by reference herein.
10.13      Form of Change of Control Agreement which was filed as
           exhibit 10.1 to our 2000 third quarterly report on Form 10-Q
           (file No. 000-27877) and is incorporated by reference
           herein.

EXHIBIT
 NUMBER                              EXHIBIT
--------                             -------
10.14      Severance agreement between Mr. Keeler and us effective
           December 4, 2000 which was filed as exhibit 10.1 to our 2001 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.
10.15      Tax allocation and sharing agreement between Motorola Inc., and us effective February, 2001 which was filed as exhibit
           10.2 to our 2001 first quarterly report on Form 10-Q (file
           No. 000-27877) and is incorporated by reference herein.
10.16      Amendment No. 1 (dated July 25, 2001) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications,
           Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 second quarterly report on Form 10-Q (file No.
           000-27877) and is incorporated by reference herein.
10.17      Amendment No. 2 (dated September 28, 2001) to Credit
           Agreement dated as of May 16, 2001 between Next Level
           Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 third quarterly report on Form 10-Q
           (file No. 000-27877) and is incorporated by reference
           herein.
10.18      Amendment No. 3 (dated October 15, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications,
           Inc. and Motorola, Inc. which was filed as exhibit 10.2 to our 2001 third quarterly report on Form 10-Q (file No.
           000-27877) and is incorporated by reference herein.
10.19      Amendment No. 1 (dated October 24, 2001) to Registration
           Rights Agreement dated as of May 16, 2001 between Next Level
           Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.3 to our 2001 third quarterly report on Form 10-Q
           (file No. 000-27877) and is incorporated by reference
           herein.
10.20***   Amendment No. 4 (dated December 11, 2001) to Credit
           Agreement dated as of May 16, 2001 between Next Level
           Communications, Inc. and Motorola, Inc.
10.21***   Promissory Note dated as of December 11, 2001 between Next
           Level Communications, Inc. and Motorola, Inc.
10.22***   Amendment No. 2 (dated December 11, 2001) to the
           Registration Rights Agreement dated as of May 16, 2001
           between Next Level Communications, Inc. and Motorola, Inc.
10.23***   Form of Warrant No. 011.
10.24***   Employment Agreement dated as of August 6, 2001 between Next
           Level Communications, Inc. and J. Michael Norris.
10.25      Credit Agreement, dated as of May 16, 2001, between Next
           Level Communications, Inc. and Motorola, Inc. which was
           filed as exhibit 99.1 to our current report filed on Form
           8-K (file No. 0-27877) and is incorporated by reference
           herein.
10.26      Security Agreement, dated as of May 16, 2001, between Next
           Level Communications, Inc. and Motorola, Inc. which was
           filed as exhibit 99.2 to our current report filed on Form
           8-K (file No. 0-27877) and is incorporated by reference
           herein.
10.27      Form of Warrant which was filed as exhibit 99.3 to our
           current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.
10.29      Registration Rights Agreement, dated as of May 16, 2001,
           between Next Level Communications, Inc. and Motorola, Inc.
           which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by
           reference herein.
23.1***    Independent Auditors' Consent.
24.1***    Power of Attorney (see page 55).

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

                                          NEXT LEVEL COMMUNICATIONS, INC.

                                          By:     /s/ J. MICHAEL NORRIS
                                            ------------------------------------
                                                Chief Executive Officer and
                                                          President

Date: March 29, 2002

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint J. Michael Norris and Keith A. Zar, with full power of substitution and resubstitutions and full power to act without the other, his or her true and lawful attorneys-in-fact and agents to act for him or her in his or her name, place or stead, in any and all capacities, to sign any amendments to this report and to file such amendments, together with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



             /s/ J. MICHAEL NORRIS                   Chairman of the Board, Chief       March 29, 2002
------------------------------------------------    Executive Officer and President
               J. Michael Norris                     (Principal Executive Officer)




                /s/ JAMES F. IDE                     Senior Vice President, Chief       March 29, 2002
------------------------------------------------   Financial Officer, and Treasurer
                  James F. Ide                    (Principal Financial and Accounting
                                                               Officer)




               /s/ EUGENE DELANEY                              Director                 March 29, 2002
------------------------------------------------
                 Eugene Delaney




               /s/ CRAIG KORNBLAU                              Director                 March 29, 2002
------------------------------------------------
                 Craig Kornblau




            /s/ FERDINAND C. KUZNIK                            Director                 March 29, 2002
------------------------------------------------
              Ferdinand C. Kuznik




             /s/ PAUL S. LATCHFORD                             Director                 March 29, 2002
------------------------------------------------
               Paul S. Latchford




               /s/ JOHN MCCARTNEY                              Director                 March 29, 2002
------------------------------------------------
                 John McCartney

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----





               /s/ JERRY ROSELAND                              Director                 March 29, 2002
------------------------------------------------
                 Jerry Roseland




              /s/ RICHARD SEVERNS                              Director                 March 29, 2002
------------------------------------------------
                Richard Severns

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                              EXHIBIT
--------                             -------
 2.1       Form of Merger Agreement among General Instrument
           Corporation, Spencer Trask Investors LLC, Next Level
           Communications, Next Level Communications L.P. and us, which was filed as exhibit 2.1 to our registration statement on
           Form S-1 (file no. 333-85999) and is incorporated by
           reference herein.
 3.1       Restated Certificate of Incorporation, which was filed as
           exhibit 3.1 to our registration statement on Form S-1 (file
           No. 333-85999) and is incorporated by reference herein.
 3.2       Bylaws, which were filed as exhibit 3.2 to our registration statement on Form S-1 (file No. 333-85999) and are
           incorporated by reference herein.
 4.1       Form of Registration Rights Agreement among General
           Instrument Corporation, Spencer Trask Investors LLC and us,
           which was filed as exhibit 4.2 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by
           reference herein.
 9.1       Form of Voting Trust Agreement among General Instrument
           Corporation, Chasemellon Shareholder Services and us, which was filed as exhibit 9.1 to our registration statement on
           Form S-1 (file No. 333-85999) and is incorporated by
           reference herein.
10.1       Form of Indemnification Agreement for our directors and
           officers, which was filed as exhibit 10.1 to our
           registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.2       Form of Corporate and Intercompany Agreement for our
           directors and officers, which was filed as exhibit 10. to
           our registration statement on Form S-1 (file No. 333-85999)
           and is incorporated by reference herein.
10.3*      1999 Equity Incentive Plan, which was filed as exhibit 10.3 to our registration statement on Form S-1 (file No.
           333-85999) and is incorporated by reference herein.
10.4*      1999 Employee Stock Purchase Plan, which was filed as
           exhibit 10.4 to our registration statement on Form S-1 (file
           No. 333-85999) and is incorporated by reference herein.
10.5       Patent and Technical Information Cross-License Agreement,
           which was filed as exhibit 10.5 to our registration
           statement on Form S-1 (file No. 333-85999) and is
           incorporated by reference herein.
10.6**     Agreement between US WEST Communications, Inc. and us, which was filed as exhibit 10.8 to our registration statement on
           Form S-1 (file No. 333-85999) and is incorporated by
           reference herein.
10.7**     Agreement among Telesector Resources group, Inc., General
           Instrument Corporation and us, which was filed as exhibit
           10.8 to our registration statement on Form S-1 (file No.
           333-85999) and is incorporated by reference herein.
10.8**     Agreement between Sanmina-SCI Technology, Inc. and us, which was filed as exhibit 10.10 to our registration statement on
           Form S-1 (file No. 333-85999) and is incorporated by
           reference herein.
10.9**     Agreement between CMC Mississippi, Inc. and us, which was
           filed as exhibit 10.11 to our registration statement on Form
           S-1 (file No. 333-85999) and is incorporated by reference
           herein.
10.10*     1999 Stock Plan, which was filed as exhibit 10.12 to our
           registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.11      Form of Warrant, which was filed as exhibit 10.13 to our
           registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.
10.12      Business Loan Agreement between Bank of America, N.A. and
           us, which was filed as exhibit 10.14 to our registration
           statement on Form S-1 (file No. 33-38618) and is
           incorporated by reference herein.
10.13      Form of Change of Control Agreement which was filed as
           exhibit 10.1 to our 2000 third quarterly report on Form 10-Q
           (file No. 000-27877) and is incorporated by reference
           herein.
10.14      Severance agreement between Mr. Keeler and us effective
           December 4, 2000 which was filed as exhibit 10.1 to our 2001 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

EXHIBIT
 NUMBER                              EXHIBIT
--------                             -------
10.15      Tax allocation and sharing agreement between Motorola Inc., and us effective February, 2001 which was filed as exhibit
           10.2 to our 2001 first quarterly report on Form 10-Q (file
           No. 000-27877) and is incorporated by reference herein.
10.16      Amendment No. 1 (dated July 25, 2001) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications,
           Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 second quarterly report on Form 10-Q (file No.
           000-27877) and is incorporated by reference herein.
10.17      Amendment No. 2 (dated September 28, 2001) to Credit
           Agreement dated as of May 16, 2001 between Next Level
           Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 third quarterly report on Form 10-Q
           (file No. 000-27877) and is incorporated by reference
           herein.
10.18      Amendment No. 3 (dated October 15, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications,
           Inc. and Motorola, Inc. which was filed as exhibit 10.2 to our 2001 third quarterly report on Form 10-Q (file No.
           000-27877) and is incorporated by reference herein.
10.19      Amendment No. 1 (dated October 24, 2001) to Registration
           Rights Agreement dated as of May 16, 2001 between Next Level
           Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.3 to our 2001 third quarterly report on Form 10-Q
           (file No. 000-27877) and is incorporated by reference
           herein.
10.20***   Amendment No. 4 (dated December 11, 2001) to Credit
           Agreement dated as of May 16, 2001 between Next Level
           Communications, Inc. and Motorola, Inc.
10.21***   Promissory Note dated as of December 11, 2001 between Next
           Level Communications, Inc. and Motorola, Inc.
10.22***   Amendment No. 2 (dated December 11, 2001) to the
           Registration Rights Agreement dated as of May 16, 2001
           between Next Level Communications, Inc. and Motorola, Inc.
10.23***   Form of Warrant No. 011.
10.24***   Employment Agreement dated as of August 6, 2001 between Next
           Level Communications, Inc. and J. Michael Norris.
10.25      Credit Agreement, dated as of May 16, 2001, between Next
           Level Communications, Inc. and Motorola, Inc. which was
           filed as exhibit 99.1 to our current report filed on Form
           8-K (file No. 0-27877) and is incorporated by reference
           herein.
10.26      Security Agreement, dated as of May 16, 2001, between Next
           Level Communications, Inc. and Motorola, Inc. which was
           filed as exhibit 99.2 to our current report filed on Form
           8-K (file No. 0-27877) and is incorporated by reference
           herein.
10.27      Form of Warrant which was filed as exhibit 99.3 to our
           current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.
10.29      Registration Rights Agreement, dated as of May 16, 2001,
           between Next Level Communications, Inc. and Motorola, Inc.
           which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by
           reference herein.
23.1***    Independent Auditors' Consent.
24.1***    Power of Attorney (see page 55).

---------------

  * Management contract or compensatory plan or arrangement.

 ** Confidential Treatment has been granted as to certain portions of these exhibits.

*** Filed herewith.