Form 10-Q
period 2002-03-31
NEXT LEVEL COMMUNICATIONS INC
filed 2002-05-15
CIK 1093802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27877

NEXT LEVEL COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3342408
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6085 State Farm Drive
Rohnert Park, California 94928

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, Including Area Code: (707) 584-6820

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [    ] No

     The number of shares of our common stock, par value $0.01 per share, outstanding as of April 30, 2002 was approximately 86,132,992.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 4.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Next Level Communications, Inc. Condensed Consolidated Statements of Operations Three months ended March 31, 2002 and 2001 (In Thousands, except share data) (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES	$14,078	$28,738
COST OF REVENUES	12,245	22,640

GROSS PROFIT	1,833	6,098
OPERATING EXPENSES
Research & development	8,211	14,095
Selling, general and administrative	9,233	14,510

Total operating expenses	17,444	28,605
OPERATING LOSS	(15,611)	(22,507)
INTEREST INCOME (EXPENSE), NET	(5,617)	108
OTHER INCOME (EXPENSE), NET	(290)	1

NET LOSS	$(21,518)	$(22,398)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (See Note 7)	$(0.26)	$(0.26)
SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER COMMON SHARE	85,933,360	84,628,471

See notes to condensed consolidated financial statements.

Next Level Communications, Inc. Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001 (In Thousands, except share data) (Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$27,415	$20,580
Trade receivables, less allowance for doubtful accounts of $1,332 and $1,332, respectively	13,592	15,989
Other receivables	3,892	3,373
Inventories	58,954	62,645
Prepaid expenses and other	2,641	3,104

Total current assets	106,494	105,691
Property and equipment, net	44,315	46,740
Long-term investments and other assets	1,604	1,604

Total Assets	$152,413	$154,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,920	$13,938
Accrued liabilities	15,415	19,213
Note payable to vendor	21,440	24,340
Deferred revenue	529	415

Total current liabilities	44,304	57,906

Long-term obligations
Due to Motorola:
Note payable, net of discount	63,588	55,984
Tax sharing agreement liability	29,346	29,346
Mortgage Note, net of discount	18,847	19,098

Total long term liabilities	111,781	104,428

Redeemable convertible preferred stock	23,926	—

Stockholders’ Deficit
Common stock — $.01 par value, 400,000,000 shares authorized, 86,002,666 and 85,869,316 shares issued and outstanding, respectively	792	791
Additional paid-in-capital	481,644	479,426
Accumulated deficit	(510,034)	(488,516)

Total Stockholders’ Deficit	(27,598)	(8,299)

Total Liabilities and Stockholders’ Deficit	$152,413	$154,035

See notes to condensed consolidated financial statements.

Next Level Communications, Inc. Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2002 and March 31, 2001 (In Thousands) (Unaudited)

	March 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(21,518)	$(22,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,617	4,650
Amortization of discount on note payable	3,605	—
Other	77	250
Changes in assets and liabilities:
Trade receivables	2,397	5,767
Inventories	3,691	(20,037)
Other assets	(56)	1,005
Accounts payable	(7,018)	(3,723)
Accrued liabilities and deferred revenue	(3,684)	11,611

Net cash used in operating activities	(19,889)	(22,875)

INVESTING ACTIVITIES
Purchases of property and equipment	(269)	(2,114)
Proceeds from sale of marketable securities	—	19,375
Long-term investments	—	(2,000)

Net cash (used in) provided by investing activities	(269)	15,261

FINANCING ACTIVITIES
Issuance of common stock	145	535
Proceeds from issuance of convertible preferred stock and warrants to Motorola	30,000	—
Principal repayment under vendor note payable	(2,899)	—
Principal repayment of borrowings	(253)	(20,000)
Repayment of capital lease obligations	—	(77)

Net cash provided by (used in) financing activities	26,993	(19,542)

Net Increase (Decrease) in Cash and Cash Equivalents	6,835	(27,156)
Cash and Cash equivalents, Beginning of Period	20,580	35,863

Cash and Cash equivalents, End of Period	$27,415	$8,707

See notes to condensed consolidated financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

     Next Level Communications, Inc. (the “Company”) is a leading provider of broadband communications systems that enable telephone companies and other emerging communications service providers to cost effectively deliver voice, data and video services over the existing copper wire telephone infrastructure.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

     Use of Estimates —- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

     New Accounting Pronouncements — In June 2001, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS 142 as of January 1, 2002. Upon the adoption of SFAS 142, the Company no longer amortizes the carrying value of goodwill of $0.2 million at March 31, 2002. The adoption of SFAS 142 did not have a material effect on the Company’s condensed consolidated financial statements.

     In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. The Company adopted SFAS 144 as of January 1, 2002. The adoption of this statement did not have a material effect on the condensed consolidated financial statements.

     Comprehensive loss was the same as net loss for the three months ended March 31, 2002 and 2001.

2.	$30.0 MILLION REDEEMABLE CONVERTIBLE PREFERRED STOCK ISSUANCE TO MOTOROLA, INC

     On February 20, 2002, the Company issued $30.0 million of redeemable convertible preferred stock (“preferred stock”) to Motorola, consisting of 6,912,442 shares at a purchase price of $4.34 per share. Each share of preferred stock is convertible, at the option of the holder, into two shares of the Company’s common stock, or 13,824,884 shares in total. The preferred stock is redeemable, at the option of the holder, at an initial redemption price of $5.21 per share, on or after February 19, 2007. Dividends are cumulative at a rate of 7.5%, payable in cash or additional shares of preferred stock, at the Company’s option. Liquidation value is $10.85 per share. In conjunction with this financing, the Company also issued to Motorola warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.17 per share and warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.60 per share. The warrants have a term of five years. The Company allocated the $30.0 million proceeds, based upon fair values, as follows; (i) $23.5 million to the preferred stock and (ii) $6.5 million to the warrants reflected as an increase to additional paid-in capital. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.6%; volatility 101%; and a contractual life of five years.

     The Company is accreting the carrying value of the preferred stock up to the redemption value of $36.0 million using the effective interest method over the period to the February 19, 2007 redemption date. The Company accreted $0.2 million in the current period, which has been reflected as an increase in the carrying value of the preferred stock and a corresponding decrease to additional paid-in capital. In addition, during the quarter ended March 31, 2002, $0.3 million of dividends were accrued.

3. $35.0 MILLION FINANCING COMMITMENT FROM MOTOROLA, INC.

     On March 29, 2002, Motorola agreed to make available to the Company up to an additional $35.0 million in financing (the “Line”). Draw downs by the Company, when they occur, will be treated, at Motorola’s option, as either (i) additions to the existing note payable agreement with Motorola and subject to substantially the same terms (including interest rate, maturity in May 2003 and warrant coverage) under such agreement or (ii) additional issuances of redeemable convertible preferred stock, subject to substantially the same terms as the February 2002 issuance of redeemable convertible preferred stock described above. At March 31, 2002, no amounts had been drawn against the Line.

4. NOTE PAYABLE TO VENDOR

     On March 28, 2002, the Company’s $24.3 million vendor note payable was amended. The revised principal and interest (interest accrues at 10% per year) payment terms are as follows: $5.0 million was paid on March 29, 2002, $13.0 million is due on May 18, 2002 and the balance of $9.5 million is due on March 31, 2003.

5. INVENTORIES

     Inventories at March 31, 2002 and December 31, 2001 consisted of (in millions):

	March 31,	December 31,
	2002	2001

Raw materials	$23.3	$24.5
Work-in-process	1.3	1.7
Finished goods	34.4	36.4

Total	$59.0	$62.6

6. LEGAL PROCEEDINGS

     The Company is a party to various claims, litigation and other matters. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial statements taken as a whole.

7. NET LOSS PER SHARE

     Basic net loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented.

     Accrued dividends and accretions related to the Company’s preferred stock are excluded when computing net loss per common share as those amounts are not available to common shareholders. Net loss per common share is computed as follows (in millions, except per share data):

	March 31,

	2002	2001

Net loss	$(21.5)	$(22.4)
Amounts not available to common shareholders	(0.5)	—

Net loss used to calculate net loss per share	$(22.0)	$(22.4)

Basic and diluted net loss per common share	$(0.26)	$(0.26)

Shares used to compute basic and diluted net loss per share	85.9	84.6

     As of March 31, 2002 and 2001, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive, given the Company’s losses. Such outstanding securities consisted of the following (in millions):

	March 31,

	2002	2001

Motorola warrants	14.3	—
Other shareholder warrants	5.6	5.6
Outstanding employee stock options	22.7	22.9

Total	42.6	28.5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in the following discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those listed under “Risk Factors” below and elsewhere in this report.

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

     We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest, formerly U S WEST, accounted for 24% of our total revenues for the quarter ended March 31, 2002 and 52% of our total revenues for the quarter ended March 31, 2001. Our agreements with our largest customers do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

RESULTS OF OPERATIONS

     Revenues. Revenues in the quarter ended March 31, 2002 decreased to $14.1 million from $28.7 million in the first quarter of 2001. The decrease was primarily due to a decrease in equipment sales to Qwest. An equipment revenue analysis by channel is detailed in the following chart. Our equipment revenue is analyzed using three channels: Independent operating companies (IOC), major carriers which currently include Qwest and other North American regional bell operating companies (MAJOR CARRIERS), and other customers which include, among others, multiple service organizations and international customers (OTHER).

(In millions)	Three Months Ended March 31,

CHANNEL	2002	2001

IOC	$10.5	$11.0
MAJOR CARRIERS (PRIMARILY QWEST)	3.4	15.7
OTHER	0.2	1.4

TOTAL EQUIPMENT REVENUE	$14.1	$28.1

     Sales to Qwest were significantly reduced in the current quarter due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. The re-evaluation by Qwest is continuing, and sales to Qwest in the future are dependent upon its decision regarding the deployment of our products. Sales to IOCs and our other customers decreased in the current quarter due to a general slowdown in the telecommunications industry and the resulting reduction of our customers’ capital expenditures.

     We expect to continue to derive substantially all of our revenues from sales of equipment to regional bell operating companies and local, foreign and independent telephone companies for the foreseeable future. Revenue levels in future quarters will depend significantly upon Qwest’s and other significant carriers’ future decisions and general economic conditions, as well as whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

     Cost of Revenues. Cost of revenues decreased to $12.2 million in the quarter ended March 31, 2002 from $22.6 million in the quarter ended March 31, 2001. The decrease in our cost of revenues is primarily due to lower sales of equipment.

     Our gross margin percentage decreased to 13% in the first quarter of 2002 from 21% in the first quarter of 2001. The decline in our gross margin percentage was primarily related to spreading the manufacturing overhead elements of product cost over reduced sales volumes. In the future, gross margin percentage may fluctuate due to a wide variety of factors, including customer mix, product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume. Our overhead reductions and the improved product cost attributes of our new standards compliant product platform are intended to improve the gross margin percentage in future periods.

     Research and development. Research and development expenses decreased to $8.2 million in the quarter ended March 31, 2002 from $14.1 million in the quarter ended March 31, 2001. The decrease in the research and development expenses was primarily due to cost-cutting measures, including a reduction in research and development personnel, implemented in October 2001 and January 2002. We expect to realize additional cost savings in future quarters as a result of the personnel reductions.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $9.2 million in the quarter ended March 31, 2002 from $14.5 million in the quarter ended March 31, 2001. The decrease was primarily due to cost-cutting measures implemented in the prior year, including a reduction in selling, general and administrative personnel. In addition, the prior comparable period included $1.6 million of goodwill amortization, of which there is none in the current period. We reduced our workforce in October 2001 and January 2002 by approximately 15% and 33%. We expect to realize additional cost savings in future quarters as a result of the personnel reduction.

     Interest income (expense), net. Interest expense was $5.6 million in the quarter ended March 31, 2002 and included $3.6 million of non-cash interest related to our loan agreement with Motorola and approximately $2.0 million of cash interest expense primarily related to our vendor note payable and our mortgage note payable. Interest income in the prior comparable period was insignificant ($0.1 million).

     Other income (expense), net. Other income (expense), net in the quarters ended March 31, 2002 and 2001 was insignificant.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $19.9 million in the quarter ended March 31, 2002 and $22.9 million in the quarter ended March 31, 2001. The primary use of cash continues to be our net losses, which were $21.5 million in the quarter ended March 31, 2002 and $22.4 million in the quarter ended March 31, 2001. When adjusted for non-cash amortization and depreciation charges of $6.2 million and $4.7 million, our loss was $15.3 million and $17.7 million for the quarter ended March 31, 2002 and March 31, 2001, respectively. This improvement reflects the favorable impact on cash flow of our operating expense reductions, which more than offset the unfavorable impact of the reduction in revenues over the same period. The remaining use of cash from operations is primarily related to changes in working capital, which consisted of a $4.7 million use in the quarter ended March 31, 2002 and a $5.4 million use in the quarter ended March 31, 2001. During the current quarter, the use of working capital was primarily related to a $10.8 million reduction in our accounts payable and accrued liabilities, partially offset by a $2.4 million reduction in accounts receivable and a reduction in inventories of $3.7 million. During the quarter ended March 31, 2001, the use of working capital was primarily related to a $20.0 million increase in inventories, partially offset by a $5.8 million reduction in accounts receivable and a $7.9 million increase in accounts payable and accrued liabilities.

     Net cash used in investing activities of $0.3 million in the quarter ended March 31, 2002 was related to capital expenditures, which were $2.1 million in the prior comparable quarter. Net cash provided by investing activities of $15.3 million in the period ended March 31, 2001 was primarily attributable to the sale of marketable securities, partially offset by the aforementioned capital expenditures of $2.1 million and long term investments of $2.0 million, of which there were none in the current quarter.

     Net cash provided by financing activities of $27.0 million in the quarter ended March 31, 2002 was primarily related to the proceeds received in connection with the issuance of $30.0 million redeemable convertible preferred stock to Motorola, Inc. in February 2002, partially offset by a $2.9 million principal repayment under our vendor note payable. Net cash used in financing activities of $19.5 million in the quarter ended March 31, 2001 was primarily related the repayment of borrowings under our line of credit.

     Vendor Note Payable — On March 28, 2002, our $24.3 million vendor note payable was amended. The revised principal and interest, which accrues at 10% per year, payment terms are as follows: $5.0 million was paid on March 29, 2002, $13.0 million is due on May 18, 2002 and the balance of $9.5 million is due on March 31, 2003.

     Contractual Obligations - The following table sets forth our contractual obligations as of March 31, 2002 (in millions):

	Payments Due by Period

	2002(1)	2003	2004	2005	2006	Thereafter	Total

Vendor Note Payable	$12.7	$8.7	—	—	—	—	$21.4
Motorola Debt
Motorola Debt Note Payable	—	83.0	—	—	—	—	83.0
Tax Sharing Liability	—	—	—	—	$29.3	—	29.3
Mortgage Debt	0.8	1.2	$1.3	$1.4	1.5	$13.5	19.7
Off-Balance Sheet Commitments
Vendor Purchase Commitments	11.6	—	—	—	—	—	11.6
Operating Leases	1.2	1.3	1.0	0.9	0.7	—	5.1

Total Contractual Obligations	$26.3	$94.2	$2.3	$2.3	$31.5	$13.5	$170.1

(1)  Represents remaining nine months of 2002.

     2002 First Quarter Results and Management’s Plans through December 31, 2002

     Net loss in the quarter ended March 31, 2002 was $21.5 million and net cash used in operating activities was $19.9 million. As of March 31, 2002, our accumulated deficit was $510.0 million. Our ability to generate operating income and positive operating cash flows is dependent on our ability to increase sales, convert our inventory and accounts receivable to cash, negotiate favorable terms with our vendors, effectively manage our operating costs and to continue to raise sufficient operating capital. In January 2002 we reduced our workforce by approximately 120 employees or 33%.

     Since late 2000, we have been significantly dependent on Motorola for financial resources. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. In addition, on February 20, 2002, we issued $30.0 million of redeemable convertible preferred stock to Motorola. In addition, on March 29, 2002, Motorola agreed to make available to us an additional $35.0 million in financing (see Note 3 to our condensed consolidated financial statements).

     At April 30, 2002, we had cash and cash equivalents of $28.5 million. Management believes that the cash on hand and amounts available under the March 29, 2002 $35.0 million financing with Motorola will be sufficient to enable us to meet our financial obligations and sustain our operations through at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS 142 as of January 1, 2002, as required. Upon the adoption of SFAS 142, we no longer amortize goodwill of $0.2 million at March 31, 2002. The adoption of SFAS No. 142 did not have a material effect on our condensed consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and addresses financial accounting and reporting for the impairment of disposal of long-lived assets. We adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material effect on our condensed consolidated financial statements.

RISK FACTORS

     You should carefully consider the risk factors set forth below.

We have incurred net losses and negative cash flow for our entire history, we expect to incur future losses and negative cash flow, and we have been financially dependent on Motorola.

     We incurred a net loss of $21.5 million in the quarter ended March 31, 2002. Our ability to achieve profitability will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products. Since late 2000, we have been significantly dependent on Motorola for financial resources. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. We also issued $30.0 million in redeemable convertible preferred stock to Motorola in February 2002, and entered into a $35.0 million financing agreement with Motorola in March, 2002.

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

     A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 24% and 52% of total revenues in the quarters ended March 31, 2002 and 2001. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. As a result of the merger between U S WEST and Qwest, Qwest slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon their decision regarding the deployment of our product. Any continued significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

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

     Even if telephone companies decide to deploy broadband services, this deployment may not be successful. Our customers have delayed deployments in the past and may delay deployments in the future. Factors that could cause telephone companies not to deploy, to delay deployment of, or to fail to deploy successfully the services for which our products are designed include the following:

•	industry consolidation;

•	regulatory uncertainties and delays affecting telephone companies;

•	varying quality of telephone companies’ network infrastructure and cost of infrastructure upgrades and maintenance;

•	inexperience of telephone companies in obtaining access to video programming content from third-party providers;

•	inexperience of telephone companies in providing broadband services and the lack of sufficient technical expertise and personnel to install products and implement services effectively;

•	uncertain subscriber demand for broadband services; and

•	inability of telephone companies to predict return on their investment in broadband capable infrastructure and equipment.

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

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

•	delays or cancellations of any orders by Qwest, which accounted for approximately 24% of our revenues in the first quarter of 2002, or by any other customer accounting for a significant portion of our revenues;

•	variations in the timing, mix and size of orders and shipments of our products throughout a quarter or year;

•	new product introductions by us or by our competitors;

•	the timing of upgrades of telephone companies’ infrastructure;

•	variations in capital spending budgets of telephone companies; and

•	increased expenses, whether related to sales and marketing, product development or administration.

     The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activity. Because most of our operating expenses are fixed in the short term, we may not be able to quickly reduce spending if our revenues are lower than we had projected and our results of operations could be harmed.

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted.

     Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. Two such requirements are our net tangible assets and the minimum bid price on our stock of $1.00 per share. Beginning in 2002 there have been periods of time during which we have been out of compliance with one or both of the net tangible assets and $1.00 minimum bid requirements of the Nasdaq National Market. In March 2002 we received a letter from Nasdaq notifying us that we were not in compliance with the net tangible assets requirement. In response to that letter, Motorola, which is our largest stockholder and holds all of our Series A Preferred Stock, agreed to waive the change of control redemption right contained in our Series A Preferred Stock through November 2002. In addition, Motorola agreed in a letter of certification to Nasdaq that it would undertake that to the extent necessary for us to achieve compliance with all current Nasdaq National Market listing requirements (including, when applicable, the stockholders’ equity requirement) by June 30, 2002 and for the remainder of fiscal year 2002, it would: (a) modify all or a portion of its financing facility by amending the terms of the financing facility such that any drawdowns by us under the financing facility will be in exchange for the issuance of Series A Preferred subject to a waiver of the change of control redemption right; (b) if the modification to the financing facility contemplated by clause (a) is not sufficient for us to maintain compliance with the listing requirements, convert up to $6.0 million of our existing indebtedness to Motorola to equity such that the converted indebtedness will be classified as equity on our balance sheet on a going forward basis; and (c) if necessary to comply with the Nasdaq National Market’s stockholders’ equity requirement once it becomes mandatory in the fourth quarter of 2002, further amend the terms of the Series A Preferred such that it would be classified as equity on our balance sheet on a going forward basis for purposes of the stockholders’ equity listing requirement. In consideration of Motorola’s undertaking, we granted Motorola warrants to purchase 400,000 shares of our common stock for $2.00 per share. We may take other actions in addition to or in lieu of the modifications to Motorola’s investment in us described above in order to achieve compliance with Nasdaq’s continued listing requirements, which actions may include a reverse split of our common stock. Nasdaq has granted us an extension until July 1, 2002 to regain compliance with its continued listing requirements. If we are not in compliance with Nasdaq National Market listing requirements on July 1, 2002 either as a result of Motorola’s failure to comply with its undertakings or otherwise, Nasdaq staff may notify us of a determination to delist the stock. If an initial delisting is made by the staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

Consolidation among telephone companies may reduce our sales.

     Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer’s organization due to budget cuts, layoffs, or other disruptions following a consolidation. For example, our sales to NYNEX, previously one of our largest clients, have decreased significantly as a result of a shift in focus resulting from its merger with Bell Atlantic. In addition, as a result of the merger between U S WEST and Qwest, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding deployment of VDSL across its network.

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

     The Telecommunications Act requires telephone companies, such as the regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks, including facilities and equipment used to provide high-speed data and video services. These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment. The Federal Communications Commission (“FCC”) announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. Nevertheless, other regulatory and judicial proceedings relating to telephone companies’ obligations to provide elements of their network to competitors are pending. The FCC also requires incumbent carriers to permit competitive carriers to collocate their equipment with the local switching equipment of the incumbents. The FCC’s collocation rules recently have been vacated in part and continue to be subject to regulatory and judicial proceedings. Recently, the FCC issued a ruling that classified cable modem service as an interstate information service that is subject to FCC jurisdiction but not subject to common carrier regulation. As a result, such services are not currently regulated by the FCC and should not be subject to separate state and local regulation. This ruling may improve the competitive position of cable providers who compete with our customers who provide wireline-based broadband services. There is currently a pending rulemaking proceeding in which the FCC proposes to classify broadband Internet access services provided by wireline-based telephone companies as interstate information services. We cannot predict when or how this rulemaking will be decided. The uncertainties caused by these regulatory proceedings may cause these telephone companies to delay purchasing decisions at least until the proceedings and any related judicial appeals are completed. The outcomes of these regulatory proceedings, as well as other FCC regulation, may cause these telephone companies not to deploy services for which our products are designed or to further delay deployment. Additionally, telephone companies’ deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state or federal authorities to implement infrastructure.

Our customers and potential customers will not purchase our products if they do not have the infrastructure necessary to use our products.

     The copper wire infrastructures over which telephone companies may deliver voice, data and video services using our products vary in quality and reliability. As a result, some of these telephone companies may not be able to deliver a full set of voice, data and video services to their customers, despite their intention to do so, and this could harm our sales. Even after installation of our products, we remain highly dependent on telephone companies to continue to maintain their infrastructure so that our products will operate at a consistently high performance level. Infrastructure upgrades and maintenance may be costly, and telephone companies may not have the necessary financial resources. This may be particularly true for our smaller customers and potential customers such as independent telephone companies and domestic local telephone companies. If our current and potential customers’ infrastructure is inadequate, we may not be able to generate anticipated revenues from them.

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

     Consolidation in the telecommunications equipment industry may strengthen our competitors’ positions in our market, cause us to lose customers and hurt our sales. For example, as a result of the merger between U S WEST and Qwest, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. In addition, Alcatel acquired DSC Communications, Lucent acquired Ascend Communications and BAE Systems, CNI

Division, formerly GEC Marconi, acquired RELTEC. Acquisitions such as these may strengthen our competitors’ financial, technical and marketing resources and provide them access to regional Bell operating companies and other potential customers. Consolidation may also allow some of our competitors to penetrate new markets that we have targeted, such as domestic local, independent and international telephone companies. This consolidation may negatively affect our ability to increase revenues.

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

     Our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing products and develop and introduce new products that keep pace with:

•	the increasing use of the Internet;

•	the growth in remote access by telecommuters;

•	the increasingly diverse distribution sources for high quality digital video; and

•	other industry and technological trends.

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

     From time to time, third parties, including our competitors and customers, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps, and our products may currently infringe on one or more United States or international patents. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required:

•	to pay substantial damages, including paying treble damages if we are held to have willfully infringed;

•	to halt the manufacture, use and sale of infringing products;

•	to expend significant resources to develop non-infringing technology; and/or

•	to obtain licenses to the infringing technology.

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

     We plan to extend the marketing and sales of our products internationally. International operations are generally subject to inherent risks and challenges that could harm our operating results, including:

•	unexpected changes in telecommunications regulatory requirements;

•	limited number of telephone companies operating internationally;

•	expenses associated with developing and customizing our products for foreign countries;

•	tariffs, quotas and other import restrictions on telecommunications equipment;

•	longer sales cycles for our products; and

•	compliance with international standards that differ from domestic standards.

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

     Motorola beneficially owns approximately 81% of the outstanding shares of our common stock as of April 30, 2002. Motorola also has two directors on our board. As a result, Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

     We do not know whether Motorola’s plans for our business and affairs will be different than our existing plans and whether any changes that may be implemented under Motorola’s control will be beneficial or detrimental to our other stockholders.

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

     The stock markets have in general, and with respect to high technology companies, including us, in particular, recently experienced extreme stock price and volume volatility, often unrelated to the financial performance of particular companies. The price at which our common stock will trade in the future is likely to also be highly volatile and may fluctuate substantially due to factors such as:

•	actual or anticipated fluctuations in our operating results;

•	changes in or our failure to meet securities analysts’ expectations;

•	announcements of technological innovations by us or our competitors;

•	introduction of new products and services by us or our competitors;

•	limited public float of our common stock;

•	conditions and trends in the telecommunications and other technology industries; and

•	general economic and market conditions.

Sales of shares of our common stock by existing stockholders could cause the market price of our common stock to drop significantly.

     As of April 30, 2002, Motorola owned 64,100,000 shares of our common stock, 6,900,000 shares of convertible preferred stock and warrants to purchase an additional 14,300,000 shares of our common stock; Kevin Kimberlin Partners, LP and its affiliates owned 2,900,000 shares of our common stock and its affiliates held warrants to purchase an additional 4,300,000 shares of our common stock; and FMR Corporation owned 1,400,000 million shares of our common stock. If Motorola, Kevin Kimberlin Partners LP and its affiliates, FMR, or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Motorola and Kevin Kimberlin Partners LP and its related persons and their transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

     In addition, as of April 30, 2002, there were outstanding options to purchase approximately 22,400,000 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company that a stockholder may consider favorable.

     Several provisions of our certificate of incorporation and by laws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	restricting business combinations with interested stockholders;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	requiring super-majority voting to effect amendments to our certificate of incorporation and by laws.

     Some of these provisions do not currently apply to Motorola and its affiliates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. Interest on our debt to Motorola is variable, payable monthly and is determined on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (5.4% at March 31, 2002). If interest rates increased by 10% (0.5% change in interest rate), our interest expense on this debt would increase by approximately $0.4 million. We do not engage in any hedging activities, and we do not use derivatives or equity investments for cash investment purposes.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On January 28, 2002, a complaint entitled Next Level Communications, Inc. v. Virtual Access plc was filed by us in the Superior Court of the State of California, County of Sonoma. The complaint relates to a demand made by Virtual Access that Next Level invest an additional $2.0 million in Virtual Access pursuant to various investment and settlement agreements between the two companies. The complaint by Next Level seeks declaratory relief that Next Level has no obligation to make any further payments to Virtual Access, as well as restitution and rescission. Virtual Access did not file a timely response to the lawsuit and the court entered a Notice of Default in favor of Next Level. Default judgment has not yet been sought or entered.

     From time to time, we are a party to other actions which arise in the normal course of business. In our opinion, the ultimate disposition of the items discussed above and these other matters will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  The following is a summary of transactions by us during the fiscal quarter ended March 31, 2002, involving sales of our securities that were not registered under the Securities Act of 1993 (the “Securities Act”):

     On February 20, 2002, we sold 6,912,442 shares of our Series A Redeemable Convertible Preferred Stock under the terms of a Securities Purchase Agreement to an accredited investor in conformity with Rule 506 under Regulation D and under Section 4(2) of the Securities Act at a price of $4.34 per share. We and the investor concurrently entered into a Registration Rights Agreement under which we had undertaken to register such 6,912,442 shares under the Securities Act within a time frame specified in the Registration Rights Agreement. Concurrently, we also issued warrants to purchase (i) an aggregate of 3,456,221 shares of our Common Stock under the terms of certain Warrant Certificates at an exercise price of $2.17 per share and (ii) an aggregate of 3,456,221 shares of our Common Stock under the terms of certain Warrant Certificates at an exercise price of $2.60 per share. Such warrants are exempt from registration under Rule 506 under Regulation D and under Section 4(2) of the Securities Act. Pursuant to the terms of the Warrant Certificates we have undertaken to register such 6,912,442 shares under the Securities Act within a time frame specified in the Warrant Certificates. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

The following exhibit is included as part of this report:

Exhibit
No.	Description of Exhibit

4.1	Certificate of Designation, dated as of February 20, 2002.
10.1	Securities Purchase Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc.
10.2	Registration Rights Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc.
10.3	Form of Warrant No. Series A 001.
10.4	Form of Warrant No. Series A 002.
10.5	Commitment Letter, dated as of March 29, 2002 between Next Level Communications, Inc. and Motorola, Inc.

     (b)  Reports on Form 8-K:

             none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT LEVEL COMMUNICATIONS, INC.

Date: May 14, 2002	By:	/s/ J. MICHAEL NORRIS

J. Michael Norris Chief Executive Officer and President

Date: May 14, 2002	By:	/s/ JAMES F. IDE

James F. Ide Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

4.1	Certificate of Designation, dated as of February 20, 2002.
10.1	Securities Purchase Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc.
10.2	Registration Rights Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc.
10.3	Form of Warrant No. Series A 001.
10.4	Form of Warrant No. Series A 002.
10.5	Commitment Letter, dated as of March 29, 2002 between Next Level Communications, Inc. and Motorola, Inc.