Form 10-Q
period 2002-06-30
NEXT LEVEL COMMUNICATIONS INC
filed 2002-08-14
CIK 1093802

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     The number of shares of our common stock, par value $0.01 per share, outstanding as of July 31, 2002 was approximately 86,356,213.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Next Level Communications, Inc.

Condensed Consolidated Statements of Operations
Three months and six months ended June 30, 2002 and 2001
(In Thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$16,778	$31,904	$30,856	$60,642
Cost of revenues	14,112	25,926	26,357	48,566
Inventory charges	—	72,016	—	72,016

Gross profit (loss)	2,666	(66,038)	4,499	(59,940)

Operating expenses
Research and development	5,319	12,858	13,530	26,953
Selling, general and administrative	8,686	14,838	17,919	29,348
Asset impairments and disposals, net	—	796	—	796

Total operating expenses	14,005	28,492	31,449	57,097

Operating loss	(11,339)	(94,530)	(26,950)	(117,037)
Interest expense, net	(9,231)	(3,192)	(14,848)	(3,084)
Investment impairments and other expense, net	(548)	(4,413)	(838)	(4,412)

Net loss	(21,118)	(102,135)	(42,636)	(124,533)
Accretion and dividends payable on preferred stock	(1,160)	—	(1,623)	—

Net loss available to common shareholders	$(22,278)	$(102,135)	$(44,259)	$(124,533)

Basic and diluted net loss per common share	$(0.26)	$(1.20)	$(0.51)	$(1.47)
Shares used to compute basic and diluted net loss per common share	86,255	85,233	86,095	84,932

See notes to condensed consolidated financial statements

Next Level Communications, Inc.

Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(In Thousands, except share data) (Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current Assets
Cash and cash equivalents	$24,632	$20,580
Trade receivables, less allowance for doubtful accounts of $1,200 and $1332, respectively	11,909	15,989
Other receivables	5,688	3,373
Inventories	51,659	62,645
Prepaid expenses and other current assets	1,910	3,104

Total current assets	95,798	105,691
Property and Equipment, net	42,128	46,740
Long-Term Investments and Other Assets	1,604	1,604

Total Assets	$139,530	$154,035

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$7,447	$13,938
Accrued liabilities	15,057	19,213
Notes and loans payable — current	8,734	24,340
Notes and loans payable — due to Motorola	51,011	—
Deferred revenue	374	415

Total current liabilities	82,623	57,906
Long-Term Liabilities
Due to Motorola
Note payable, net of discount	—	55,984
Tax sharing agreement liability	29,346	29,346
Mortgage Note, net of discount	18,594	19,098

Total long term liabilities	47,940	104,428
Redeemable Convertible Preferred Stock	51,491	—

Stockholders’ Deficit
Common stock — $.01 par value, 400,000,000 shares authorized, 86,356,213 and 85,869,316 shares issued and outstanding, respectively	796	791
Additional paid-in-capital	487,831	479,426
Accumulated deficit	(531,151)	(488,516)

Total Stockholders’ Deficit	(42,524)	(8,299)

Total Liabilities and Stockholders’ Deficit	$139,530	$154,035

See notes to condensed consolidated financial statements.

Next Level Communications, Inc.

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001
(In Thousands) (Unaudited)

	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,636)	$(124,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory charge	—	72,016
Depreciation and amortization	4,955	8,558
Amortization of discount on notes payable	11,072	2,617
Non-cash warrant expense	407	—
Write-down of investments and property and equipment	—	6,286
Other	95	784
Changes in assets and liabilities:
Trade receivables	4,080	(1,881)
Inventories	10,986	(59,978)
Other assets	(1,121)	(527)
Accounts payable	(6,491)	(17,642)
Accrued liabilities and deferred revenue	(4,197)	17,231

Net cash used in operating activities	(22,850)	(97,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(438)	(3,224)
Long-term investments	—	(5,000)

Net cash used in investing activities	(438)	(8,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible stock and warrants to Motorola	43,000	—
Issuance of common stock	481	2,166
Proceeds from Motorola debt financing	—	60,000
(Repayment of)/proceeds from vendor note payable and other borrowings	(16,141)	24,340
Repayment of capital lease obligations	—	(157)

Net cash provided by financing activities	27,340	86,349

Net Increase (Decrease) in Cash and Cash Equivalents	4,052	(18,944)
Cash and Cash equivalents, Beginning of period	20,580	35,863

Cash and Cash equivalents, End of period	$24,632	$16,919

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

     New Accounting Pronouncements —

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

2. REDEEMABLE CONVERTIBLE PREFERRED STOCK ISSUANCES TO MOTOROLA, INC.

     Series A-1 Preferred Stock Issuance —

     On June 25, 2002 the Company issued to Motorola, Inc. (“Motorola”) 277,311 shares of the Series A-1 Redeemable Convertible Preferred Stock of the Company (“Series A-1 Preferred”) at a per share purchase price of $119.00, for a total purchase price of approximately $33.0 million. The total purchase price consisted of (i) the conversion of the $20.0 million Promissory Note dated December 11, 2001 issued by the Company to Motorola into shares of Series A-1 Preferred and (ii) cash in the amount of $13.0 million.

     Each share of Series A-1 Preferred is initially convertible into 100 shares of the Company’s common stock at an initial conversion price of $1.19 per share; is entitled to cumulative dividends at an annual rate of 7.5%, payable in cash or additional shares of Series A-1 Preferred; and is entitled to a liquidation preference of $297.50 per share in the event of insolvency or dissolution of the Company, certain change in control, merger or consolidation events, or sales or transfers of a material portion of Company’s assets outside the ordinary course of business. Motorola has waived its right to receive the liquidation preference in the event of a change of control or sale of a material portion of the Company’s assets if such event occurs prior to November 1, 2002. Holders of a majority of the Series A-1 Preferred may require the Company to redeem the Series A-1 Preferred on or after June 25, 2007 at a per share redemption price of $142.80. Holders of Series A-1 Preferred may vote their shares together with holders of Common Stock on an as-converted to common stock basis, and certain material actions require the consent of holders of a majority of the Series A-1 Preferred. In connection with the issuance of the Series A-1 Preferred, the Company granted Motorola a warrant to purchase 6,008,403 shares of the Company’s common stock which is currently exercisable with an exercise price of $1.19 per share and a warrant to purchase 330,000 shares of the Company’s common stock which is exercisable after June 25, 2007 with an exercise price of $2.00 per share. The warrants expire on June 24, 2007 and June 24, 2012, respectively.

     On June 25, 2002, $20.0 million of the Company’s $82.3 million note payable to Motorola was converted into shares of the Company’s Series A-1 Preferred (as described above). The remaining unamortized value of the $20.0 million note payable of $3.6 million was charged to interest expense at the time of conversion. On June 25, 2002, the Company drew down such $13.0 million under the $35.0 million financing commitment from Motorola entered into on March 29, 2002. Under this financing commitment, draw downs by the Company, when they occur, are treated, at Motorola’s option, as either (i) additions to the existing note payable agreement with Motorola and subject to substantially the same terms under such agreement or (ii) additional issuances of redeemable convertible preferred stock, subject to substantially the same terms as the February 2002 issuance of redeemable convertible preferred stock described above. At June 30, 2002, $22.0 million remains available under the financing commitment.

     The Company allocated the proceeds from the Series A-1 Preferred as follows: $3.9 million to the fair value of the warrants, $2.7 million to the related beneficial conversion feature through a reduction in the carrying value of the preferred stock with a corresponding increase to additional paid-in capital and the remaining $26.4 million to the Series A-1 Preferred. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.6%; volatility 107%; and the contractual life of the warrants. The Company is accreting the Series A-1 Preferred up to its redemption value ($39.6 million) using the effective interest method over the period to the redemption date.

     Series A Preferred Stock Issuance — On February 20, 2002, the Company issued $30.0 million of Redeemable Convertible Preferred Stock (“Series A Preferred”) to Motorola, consisting of 6,912,442 shares at a purchase price of $4.34 per share. Each share of Series A Preferred is convertible, at the option of the holder, into two shares of the Company’s common stock, or 13,824,884 shares in total. The Series A Preferred is redeemable, at the option of the holder, at an initial redemption price of $5.21 per share, on or after February 19, 2007. Dividends are cumulative at a rate of 7.5%, payable in cash or additional shares of Series A Preferred, at the Company’s option. Liquidation value is $10.85 per share. In conjunction with this financing, the Company also issued to Motorola warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.17 per share and warrants to purchase 3,456,221 shares of common stock at an exercise price of $2.60 per share. The warrants have a term of five years. The Company allocated $6.5 million (fair value of the warrants) of the proceeds from the Series A Preferred to the warrants through a reduction in the carrying value of the Series A Preferred with a corresponding increase to additional paid-in capital. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.6%; volatility 101%; and a contractual life of five years. The Company is accreting the carrying value of the Series A Preferred up to the redemption value of the $36.0 million using the effective interest method over the period to the February 10, 2007 redemption date.

     The Company accreted $0.6 million on all outstanding Series A and A-1 Preferred Stock in the current quarter, which has been reflected as an increase in the carrying value of the preferred stock and a corresponding decrease to additional paid in capital. During the quarter ended June 30 2002, $0.6 million had been accrued for the payment of dividends.

     Letter of Certification —

     On April 22, 2002, in connection with the Company maintaining compliance under the NASDAQ listing requirements, Motorola provided to the NASDAQ a Letter of Certification that agreed to (i) waive, through November 1, 2002, Motorola’s right of redemption under Section B(2) of the Certificate of Designation of the Series A Preferred in the event of a change of control or sale of a material portion of the Company’s assets and (ii) not to transfer the Series A Preferred unless the transferee agrees in writing to be bound by the waiver. As consideration for the Letter of Certification, the Company issued to Motorola the following fully vested and non-forfeitable warrants to purchase common stock, exercisable five years from the date of the letter all with an exercise price of $2.00 per share and expiring on April 22, 2012: (i) 100,000 warrants for the Letter of Certification and the overall contingent re-structuring; and (ii) 300,000 warrants for the waiver of the redemption in the event of a change of control relating to the $30.0 million Series A Preferred issued to Motorola in February 2002.

     The fair value of the warrants ($0.4 million) was charged to other expense on the date of issuance. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.6%; volatility 101%; and a contractual life of ten years.

3. NOTES PAYABLE

     Vendor Note Payable —

     On May 18, 2002, a principal and interest payment of $13.0 million was made under the Company’s vendor note payable. The remaining principal and interest payment of $9.5 million is due on March 31, 2003.

     Note Payable to Motorola —

     On May 17, 2002, 1,000,000 common stock warrants issued in connection with the Note Payable to Motorola became exercisable as full repayment under the note had not been made by that date. In addition, on May 30, 2002, the Company and Motorola amended the note payable such that the remaining 2,000,000 common stock warrants became fully vested and exercisable. As a result, a measurement date was reached with respect to these warrants and their value was fixed. As of June 30, 2002, the unamortized discount on the note payable related to such warrants was $0.3 million and will be amortized using the effective interest method through May 17, 2003.

     The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.6%; volatility 101%; and a contractual life of four years.

4. INVENTORIES

     Inventories at June 30, 2002 and December 31, 2001 consisted of (in millions):

	June 30,	December 31,
	2002	2001

Raw materials	$23.8	$24.5
Work-in-process	2.3	1.7
Finished goods	25.6	36.4

Total	$51.7	$62.6

5. LEGAL PROCEEDINGS

     The Company is a party to various claims, litigation and other matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial statements taken as a whole.

6. NET LOSS PER SHARE

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented. As of June 30, 2002 and 2001, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive, given the Company’s losses. Such outstanding securities consisted of the following (in millions):

	June 30,

	2002	2001

Motorola warrants	24.0	—
Other shareholder warrants	5.6	5.6
Outstanding employee stock options	22.0	22.9

Total	51.6	28.5

7. COMPREHENSIVE LOSS

     During the three and six months ended June 30, 2002 and 2001, comprehensive loss was the same as net loss.

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

     We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest accounted for 35% of our total revenues for the quarter ended June 30, 2002 and 54% of our total revenues for the quarter ended June 30, 2001. Sales to Qwest were significantly reduced in the current quarter due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. In this regard, Qwest has recently undergone changes in its senior management, has reported significant operating losses for the second quarter of 2002, and has reported that it is the subject of on-going investigation by the SEC which may require it to restate prior year’s earnings. These factors could well have an impact on Qwest’s decision regarding the deployment of our product. Our agreements with our largest customers do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

RESULTS OF OPERATIONS

     Revenues. Total revenues in the quarter ended June 30, 2002 decreased to $16.8 million from $31.9 million in the second quarter of 2001. Total revenues in the six months ended June 30, 2002 decreased to $30.9 million from $60.6 million in the year earlier period. The decrease was primarily due to a decrease in equipment sales to Qwest. A revenue analysis by channel is detailed in the following chart. Our equipment revenue is analyzed using three channels: Independent operating companies (IOC), major carriers which currently include Qwest and other North American regional bell operating companies (MAJOR CARRIERS), and other customers which include, among others, multiple service organizations and international customers (OTHER).

(In millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,

CHANNEL	2002	2001	2002	2001

IOC	$10.4	$12.1	$20.9	$23.2
MAJOR CARRIERS (PRIMARILY QWEST)	6.3	17.7	9.7	33.4
OTHER — EQUIPMENT	0.1	1.2	0.3	2.5
SOFTWARE	—	0.9	—	1.5

TOTAL REVENUE	$16.8	$31.9	$30.9	$60.6

     Sales to Qwest were significantly reduced in the current quarter due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. In this regard, Qwest has recently undergone changes in its senior management, has reported significant operating losses for the second quarter of 2002 and has reported that it is the subject of on-going investigation by the SEC which may require it to restate prior years’ earnings. These factors would well have an impact on Qwest’s decision regarding the deployment of our product. Sales to IOCs and our other customers decreased in the current quarter due to a general slowdown in the telecommunications industry and the resulting reduction of our customers’ capital expenditures.

     We expect to continue to derive substantially all of our revenues from sales of equipment to regional bell operating companies and local, foreign and independent telephone companies for the foreseeable future. Revenue levels in future quarters will depend significantly upon Qwest’s and other major carriers’ future decisions and general economic conditions, as well as whether and how quickly our existing customers roll out broadband services in their coverage areas and whether and how quickly we obtain new customers.

     Cost of Revenues. Total cost of revenues decreased to $14.1 million in the quarter ended June 30, 2002 from $97.9 million in the quarter ended June 30, 2001. Total cost of revenues in the first six months of 2002 decreased to $26.4 million from $120.6 million in the first six months of 2001. The decrease in our cost of revenues was primarily due to a $72.0 million inventory charge related to excess inventory, obsolescence and lower of cost or market adjustments taken in the second quarter of 2001. The remaining difference resulted from lower sales of equipment.

     At June 30, 2002, we had inventories of $51.7 million. At each reporting period we perform a detailed review of raw material and finished goods inventories on hand, components under purchase commitments, and a detailed analysis of our sales forecast and product end of life estimates, to determine whether any inventory charges, in addition to those taken in 2001, are required.

     Our gross margin percentage decreased to 15.9% in the second quarter of 2002 from 19.9% in the second quarter of 2001 (excluding inventory write-down related charges). Our gross margin percentage decreased to 14.6% in the six month period ended June 30, 2002 from 20.1% in the first six months of 2001 (excluding inventory write-down related charges). The decline in our gross margin percentage was primarily related to spreading the manufacturing overhead elements of product cost over reduced sales volumes. In the future, gross margin percentage may fluctuate due to a wide variety of factors, including customer mix, product mix, the timing and size of orders which are received, the availability of adequate supplies of key components and assemblies, our ability to introduce new products and technologies on a timely basis, the timing of new product introductions or announcements by us or our competitors, price competition and unit volume. In addition, gross margin percentages will approximate current levels until sales volume increases sufficiently to reduce the impact of the manufacturing element of product costs.

     Research and development. Research and development expenses decreased to $5.3 million in the quarter ended June 30, 2002 from $12.9 million in the quarter ended June 30, 2001. Research and development expenses decreased to $13.5 million in the six months ended June 30, 2002 from $27.0 million in the first six months of 2001. The decrease in the research and development expenses was primarily due to cost-cutting measures, including a reduction in research and development personnel. In the near term, research and development expenses could increase slightly, primarily due to costs associated with new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $8.7 million in the quarter ended June 30, 2002 from $14.8 million in the quarter ended June 30, 2001. Selling, general and administrative expenses decreased to $17.9 million in the six months ended June 30, 2002 from $29.3 million in the first six months of 2001. The decrease was primarily due to cost-cutting measures, including a reduction in selling, general and administrative personnel. In addition, the three and six month 2001 periods included $1.7 million and $3.3 million, respectively, in goodwill amortization, of which there is none in 2002.

     Asset impairments and disposals, net. In the three and six month periods ended June 30, 2002, there were no asset impairments. In the three and six month periods ended June 30, 2001, asset impairments totaled $0.8 million and related to the discontinuation of our Vietnam operation. We continually evaluate our occupancy needs, particularly with respect to the force reductions we have experienced in the past several quarters. If, in the future, we decide to further consolidate our facilities, we may incur related termination costs.

     Interest expense, net. Interest expense in the three and six month periods ended June 30, 2002 was $9.2 million and $14.8 million. Interest expense in the three and six month periods ended June 30, 2001 was $3.2 million and $3.1 million. Interest expense for all periods was primarily attributable to cash and non-cash interest expense related to our credit agreement with Motorola. The current quarter amount included approximately $3.6 million of non-cash interest expense related to the $20.0 million debt to equity conversion in June, 2002 by Motorola, Inc. (See Note 2 to the condensed, consolidated financial statements). Also included in interest expense in the three and six month periods ended June 30, 2002 was approximately $0.8 million and $1.8 million of interest associated with our vendor note payable and mortgage note payable.

     Investment impairments and other expense, net. Investment impairments and other expense in the three and six month periods ended June 30, 2002 was $0.5 million and $0.8 million and related primarily to warrant issuance expense (see Note 2 to the condensed consolidated financial statements) and state sales tax expense. Investment impairments and other expense in the three and six month periods ended June 30, 2001 was $4.4 million and related primarily to the write-down of certain investments and certain property, plant and equipment.

     Accretion and dividends payable on preferred stock. Accretion and dividends payable on preferred stock in the three and six month periods ended June 30, 2002 was $1.2 and $1.6 million and related to the issuance of Series A and Series A-1 Preferred Stock to Motorola, Inc. in February 2002 and June 2002 (see Note 2 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $22.9 million in the six months ended June 30, 2002 and $97.1 million in the six months ended June 30, 2001. The primary use of cash continues to be our net losses, which were $42.6 million in the six months ended June 30, 2002 and $124.5 million in the six months ended June 30, 2001. This improvement of cash used in operating activities reflects the favorable impact on cash flow of our operating expense reductions, which decreased from $57.1 million in the six months ended June 30, 2001 to $31.4 million in the six months ended June 30, 2002, serving to more than offset the unfavorable impact of the reduction in revenues of $29.8 million over the same period. Cash flows of $3.3 million generated by positive working capital changes in the current six month period primarily related to a $4.1 million reduction in accounts receivable, an $11.0 million reduction in inventories, partially offset by a decrease in accounts payable and accrued liabilities of $10.7 million. During the six month period ended June 30, 2001, the use of working capital of $62.8 million was primarily related to a $60.0 million increase in inventories.

     Net cash used in investing activities of $0.4 million in the six month period ended June 30, 2002 was related to capital expenditures. Net cash used in investing activities of $8.2 million in the six month period ended June 30, 2001 was primarily attributable to a $5.0 million investment made in Virtual Access and $3.2 million in capital expenditures made to support our engineering and testing activities.

     Net cash provided by financing activities of $27.3 million in the six months ended June 30, 2002 was primarily related to the proceeds received in connection with the issuance of $43.0 million redeemable convertible preferred stock to Motorola, Inc. in February and June 2002, partially offset by principal payments totaling $15.6 million under our vendor note payable and $0.5 million under our mortgage note payable. Net cash provided by financing activities of $86.3 million in the six months ended June 30, 2001 was primarily related to borrowings of $60.0 million from Motorola, Inc. and $24.3 million from a vendor.

     Vendor Note Payable — During the six months ended June 30, 2002, we made principal and interest payments totaling $18.0 million under our vendor note payable. The remaining principal and interest payment of $9.5 million is due on March 31, 2003.

     Contractual Obligations — The following table sets forth our contractual obligations as of June 30, 2002 (in millions):

	Payments Due by Period

	Second Half
	2002	2003	2004	2005	2006	Thereafter	Total

Vendor Note Payable (1)		$8.7	—	—	—	—	$8.7
Motorola Debt
Note Payable (2)	—	63.0	—	—	—	—	63.0
Tax Sharing Liability (3)	—	—	—	—	$29.3	—	29.3
Mortgage Debt (4)	0.6	1.2	$1.3	$1.4	1.5	$13.5	19.5
Off-Balance Sheet Commitments
Vendor Purchase Commitments (5)	10.1	—	—	—	—	—	10.1
Operating Leases (6)	0.8	1.3	1.0	0.9	0.7	—	4.7

Total Contractual Obligations	$11.5	$74.2	$2.3	$2.3	$31.5	$13.5	$135.3

(1)	Due March 31, 2003.

(2)	Due May 17, 2003.

(3)	Due in 2006 if Motorola does not achieve expected tax benefits. Maturity will be accelerated in whole or in part if certain conditions (such as our completion of a debt or equity offering greater than $25.0 million) are met.

(4)	Annual principal payments required plus $4.9 million due in 2011.

(5)	Represents commitments as of June 30, 2002, with various suppliers to purchase certain raw materials and finished goods.

(6)	Future minimum lease payments under non-cancelable operating leases for certain facilities and equipment.

     At June 30, 2002, we had cash and cash equivalents of $24.6 million and $22.0 million available to us under the March 29, 2002 $35.0 million financing with Motorola. Management believes that given present assumptions about working capital and expense levels, such cash on hand and amounts available to us, will be sufficient to enable us to meet our financial obligations and sustain our operations into the first quarter of 2003.

     Since late 2000, we have been significantly dependent on Motorola for financial resources. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. In addition, during the six month period ended June 30, 2002, we received a total of $43.0 million in exchange for the issuance of redeemable convertible preferred stock to Motorola, Inc. The note payable of $63.0 million to Motorola is due May 17, 2003 and has been classified as a current liability in our condensed consolidated balance sheet at June 30, 2002. We do not currently have the cash or borrowing availability to enable us to repay such note. Accordingly, we have begun exploring alternative financing arrangements, which may include, but are not limited to, obtaining new debt or equity financing, extending the repayment date with Motorola, or requesting Motorola to convert all or a portion of the note payable into redeemable convertible preferred stock or another form of equity. However, there can be no assurance that we will be successful in our efforts to obtain additional funding sources or to extend or convert the note payable to Motorola.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

     Revenue — We recognize revenue when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Generally, we recognize revenue from equipment sales upon shipment. In cases where title and risk of loss pass upon delivery, we recognize revenue from equipment sales upon receipt by the customer. Revenue from installation services is recognized when the services have been completed and acceptance by the customer has occurred. Revenue from field trials is recognized when the trial has been completed and full payment has been received. We accrue a provision for estimated sales returns as a reduction of revenue at the time of revenue recognition.

     Accrued Warranty Reserves — We accrue the estimated cost of product warranties at the time revenues are recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our contract manufacturers, our warranty obligation is affected by actual warranty costs including, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

     Employee stock-based compensation — We account for employee stock-based compensation under Accounting Principles Board Opinion No. 25. If we were to account for this compensation under Statement of Financial Accounting Standards No. 123, results would have changed.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

RISK FACTORS

     You should carefully consider the risk factors set forth below.

We have been financially dependent on Motorola and any change in their level of commitment could have an adverse impact on us.

     Since late 2000, we have been significantly dependent on Motorola for financial resources. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. At June 30, 2002, the note payable to Motorola has an outstanding balance of $63.0 million, is due May 17, 2003 and has been classified as a current liability in our condensed consolidated balance sheet at June 30, 2002. We do not currently have the cash or borrowing capacity to enable us to repay such note. Accordingly, we have begun exploring alternative financing arrangements, which may include, but are not limited to, obtaining new debt or equity financing, extending the repayment date with Motorola, or requesting Motorola to convert all or a portion of the note payable into redeemable convertible preferred stock or another form of equity. However, there can be no assurance that we will be successful in our efforts to obtain additional funding sources or to extend or convert the note payable to Motorola. We also received $43.0 million in cash from the issuance of redeemable convertible preferred stock to Motorola in the first six months of 2002, and entered into a financing agreement with Motorola in March 2002, of which $22.0 million remains available at June 30, 2002.

We have incurred net losses and negative cash flow for our entire history and we expect to incur future losses and negative cash flow.

     We incurred net losses of $42.6 million in the six month period ended June 30, 2002. Our ability to achieve profitability will depend on the successful design, development, testing, introduction, marketing and broad commercial distribution of our broadband equipment products.

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

     At June 30, 2002, we had cash and cash equivalents of $24.6 million and $22.0 million available to us under the March 29, 2002 $35.0 million financing with Motorola. Management believes that given present assumptions about working capital and expense levels, such cash on hand and amounts available to us, will be sufficient to enable us to meet our financial obligations and sustain our operations into the first quarter of 2003.

Our customer base of telephone companies is extremely concentrated and the loss of or reduction in business from even one of our customers, particularly Qwest, could cause our sales to fall significantly.

     A small number of customers have accounted for a large part of our revenues to date. We expect this concentration to continue in the future. If we lose one of our significant customers, our revenues could be significantly reduced. Qwest accounted for 35% and 54% of total revenues in the quarters ended June 30, 2002 and 2001. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Additionally Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. In this regard, Qwest has recently undergone changes in its senior management, has reported significant operating losses for the second quarter of 2002, and has reported that it is the subject of on-going investigation by the SEC which may require it to restate prior years’ earnings. These factors could well have an impact on Qwest’s decision regarding the deployment of our product. Any continued significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

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

     Even if telephone companies decide to deploy broadband services, this deployment may not be successful. Our customers have delayed deployments in the past and may delay deployments in the future. Factors that could cause telephone companies not to deploy, to delay deployment of, or to fail to deploy successfully the services for which our products are designed include the following:

•	general economic conditions and telephone company capital spending plans;

•	industry consolidation;

•	regulatory uncertainties and delays affecting telephone companies;

•	varying quality of telephone companies’ network infrastructure and cost of infrastructure upgrades and maintenance;

•	inexperience of telephone companies in obtaining access to video programming content from third-party providers;

•	inexperience of telephone companies in providing broadband services and the lack of sufficient technical expertise and personnel to install products and implement services effectively;

•	uncertain subscriber demand for broadband services; and

•	inability of telephone companies to predict return on their investment in broadband capable infrastructure and equipment.

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

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

•	delays or cancellations of any orders by Qwest, which accounted for approximately 30% of our revenues in the first six months of 2002, or by any other customer accounting for a significant portion of our revenues;

•	variations in the timing, mix and size of orders and shipments of our products throughout a quarter or year;

•	new product introductions by us or by our competitors;

•	the timing of upgrades of telephone companies’ infrastructure;

•	general economic conditions and variations in capital spending budgets of telephone companies; and

•	increased expenses, whether related to sales and marketing, product development or administration.

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

     Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. Two such requirements are our net tangible assets and the minimum bid price on our stock of $1.00 per share. Beginning in 2002 there have been periods of time during which we have been out of compliance with one or both of the net tangible assets and $1.00 minimum bid requirements of the Nasdaq National Market. In March 2002 we received a letter from Nasdaq notifying us that we were not in compliance with the net tangible assets requirement. In response to that letter, Motorola, which is our largest stockholder and holds all of our Series A Preferred Stock, agreed to waive the change of control redemption right contained in our Series A Preferred Stock through November 2002. In addition, Motorola agreed in a letter of certification to Nasdaq that it would undertake that to the extent necessary for us to achieve compliance with all current Nasdaq National Market listing requirements (including, when applicable, the stockholders’ equity requirement) by June 30, 2002 and for the remainder of fiscal year 2002, it would: (a) modify all or a portion of its financing facility by amending the terms of the financing facility such that any draw-downs by us under the financing facility will be in exchange for the issuance of Series A Preferred subject to a waiver of the change of control redemption right; (b) if the modification to the financing facility contemplated by clause (a) is not sufficient for us to maintain compliance with the listing requirements, convert up to $6.0 million of our existing indebtedness to Motorola to equity such that the converted indebtedness will be classified as equity on our balance sheet on a going forward basis; and (c) if necessary to comply with the Nasdaq National Market’s stockholders’ equity requirement once it becomes mandatory in the fourth quarter of 2002, further amend the terms of the Series A Preferred such that it would be classified as equity on our balance sheet on a going forward basis for purposes of the stockholders’ equity listing requirement. In consideration of Motorola’s undertakings, we granted Motorola warrants to purchase 400,000 shares of our common stock for $2.00 per share.

     On June 25, 2002, we issued to Motorola 277,311 shares of the Series A-1 Preferred at a per share purchase price of $119.00, for a total purchase price of approximately $33.0 million. The total purchase price consisted of (i) the conversion of the $20.0 million under the Convertible Promissory Note issued by the Company to Motorola into shares of Series A-1 Preferred and (ii) cash in the amount of $13.0 million representing a drawdown on the Financing Facility. Through this transaction, we achieved compliance with all current Nasdaq National Market listing requirements as of June 30, 2002.

     If we are out of compliance in the future with Nasdaq listing requirements, we may take other actions in addition to the modifications to Motorola’s investment in us described above in order to achieve compliance, which actions may include a reverse split of our common stock. If an initial delisting decision is made by the staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

Consolidation among telephone companies may reduce our sales.

     Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer’s organization due to budget cuts, layoffs, or other disruptions following a consolidation. For example, our sales to NYNEX, previously one of our largest customers, have decreased significantly as a result of a shift in focus resulting from its merger with Bell Atlantic, now Verizon. In addition, as a result of the merger between U S WEST and Qwest, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding deployment of VDSL across its network.

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

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We rely primarily on two large contract manufacturers: Flextronics Enclosures and Sanmina-SCI Systems. The efficient operation of our business will depend, in large part, on our ability to have Flextronics Enclosures and Sanmina-SCI Systems and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes while maintaining consistent quality. As our business grows, Flextronics Enclosures and Sanmina-SCI Systems and other contracted manufacturing companies may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose customers.

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

     Motorola beneficially owns (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) approximately 85% of the outstanding shares of our common stock as of July 31, 2002. Motorola also has designated three directors on our board. As a result, Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

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

     As of July 31, 2002, Motorola owned 64,100,000 shares of our common stock, 7,189,753 shares of preferred stock convertible into 41,555,984 shares of common stock and warrants to purchase an additional 24,000,000 shares of our common stock; Kevin Kimberlin Partners, LP and its affiliates owned 2,900,000 shares of our common stock and its affiliates held warrants to purchase an additional 4,300,000 shares of our common stock. If Motorola, Kevin Kimberlin Partners LP and its affiliates, or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Motorola and Kevin Kimberlin Partners LP and its related persons and their transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act.

     In addition, as of July 31, 2002, there were outstanding options to purchase approximately 22,400,000 shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. Interest on our debt to Motorola is variable, payable monthly and is determined on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (5.4% at June 30, 2002). If interest rates increased by 10% (0.5% change in interest rate), our interest expense on this debt would increase by approximately $0.3 million. We do not engage in any hedging activities, and we do not use derivatives or equity investments for cash investment purposes.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     From time to time, we are a party to other actions which arise in the normal course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  The following is a summary of transactions by us during the fiscal quarter ended June 30, 2002, involving sales of the Company’s securities that were not registered under the Securities Act of 1993 (the “Securities Act”):

     On June 25, 2002, we sold 277,311 shares of our Series A-1 Redeemable Convertible Preferred Stock under the terms of a Securities Purchase Agreement to an accredited investor in conformity with Rule 506 under Regulation D and under Section 4(2) of the Securities Act at a price of $119.00 per share. The total purchase price consisted of (i) the conversion of the $20.0 million Promissory Note dated December 11, 2001 issued by us to Motorola into shares of Series A-1 Preferred and (ii) cash in the amount of $13.0 million. We and the investor concurrently entered into a Registration Rights Agreement under which we agreed to register such 277,311 shares under the Securities Act under certain circumstances set forth within the Registration Rights Agreement. Concurrently, we also issued warrants to purchase (i) an aggregate of 6,008,403 shares of our Common Stock under the terms of certain warrants at an exercise price of $1.19 per share and (ii) an aggregate of 330,000 shares of our common stock under the terms of certain warrants at an exercise price of $2.00 per share. These warrants were issued pursuant to Rule 506 under Regulation D and under Section 4(2) of the Securities Act. Pursuant to the terms of the Warrants we have undertaken to register such 277,311 shares under the Securities Act within a time frame specified in the warrants. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2001 annual meeting of stockholders was held on May 29, 2002. The following matters were voted upon by the stockholders:

ELECTION OF DIRECTORS:

Election of two Class II Directors. Craig Kornblau was elected to serve a two-year term expiring at our annual meeting of stockholders in 2004. The result of the voting was as follows: 84,176,160 shares in favor, with 524,170 shares withheld.

Election of two Class III Directors. Eugene Delaney and J. Michael Norris were re-elected to serve a three-year term expiring at the annual meeting of stockholders to be held in 2005. The result of the voting was as follows: 84,359,443 shares in favor of Eugene Delaney, with 340,887 shares withheld and 84,357,669 shares in favor of J. Michael Norris, with 342,661 shares withheld.

RATIFICATION OF THE SELECTION OF DELOITTE & TOUCHE:

     Ratification of the selection of Deloitte & Touche LLP as our independent auditors for our current fiscal year ending December 31, 2002. The result of the vote was 84,127,643 shares in favor, 517,650 shares against and 55,037 shares abstaining.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     The following exhibit is included as part of this report:

Exhibit
No.	Description of Exhibit

10.1	Amendment No. 5 (dated May 30, 2002) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc.

     (b)  Reports on Form 8-K:

     We filed a Current Report on Form 8-K, on June 25, 2002 relating to our issuance of Series A-1 Preferred to Motorola, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT LEVEL COMMUNICATIONS, INC.

Date: August 14, 2002	By:	/s/ J. MICHAEL NORRIS

J. Michael Norris Chief Executive Officer and President

Date: August 14, 2002	By:	/s/ JAMES F. IDE

James F. Ide Chief Financial Officer