Form 10-Q
period 2002-09-30
NEXT LEVEL COMMUNICATIONS INC
filed 2002-11-15
CIK 1093802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes     [   ]  No

     The number of shares of our common stock, par value $0.01 per share, outstanding as of October 31, 2002 was 86,692,161.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Next Level Communications, Inc.
Condensed Consolidated Statements of Operations
Three months and nine months ended September 30, 2002 and 2001
(In Thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$12,344	$20,198	$43,200	$80,840
Cost of revenues	11,357	17,569	37,714	66,135
Inventory charges	—	—	—	72,016

Gross profit (loss)	987	2,629	5,486	(57,311)

Operating expenses
Research & development	5,545	11,788	19,075	38,742
Selling, general and administrative	7,693	12,932	25,611	42,280
Asset impairments and disposals, net	1,934	—	1,934	796

Total operating expenses	15,172	24,720	46,620	81,818

Operating loss	(14,185)	(22,091)	(41,134)	(139,129)
Interest expense, net	(6,218)	(5,441)	(21,066)	(8,525)
Investment impairments and other expense, net	(53)	(236)	(891)	(4,648)

Net loss	$(20,456)	$(27,768)	$(63,091)	$(152,302)
Accretion and dividends payable on preferred stock	(2,218)	—	(3,841)	—

Net loss available to common shareholders	$(22,674)	$(27,768)	$(66,932)	$(152,302)

Basic and diluted net loss per common share	$(0.26)	$(0.32)	$(0.78)	$(1.79)

Shares used to compute basic and diluted net loss per common share	86,436	85,473	86,210	85,115

See notes to condensed consolidated financial statements.

Next Level Communications, Inc.
Condensed Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(In Thousands, except share data) (Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Current assets
Cash and cash equivalents	$27,895	$20,580
Trade receivables, net	10,586	15,989
Other receivables	6,007	3,373
Inventories	45,961	62,645
Prepaid expenses and other current assets	1,542	3,104

Total current assets	91,991	105,691
Property and equipment, net	40,460	46,740
Long-term investments and other assets	1,604	1,604

Total assets	$134,055	$154,035

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$6,701	$13,938
Accrued liabilities	14,615	19,213
Notes and loans payable	9,788	24,340
Notes and loans payable — due to Motorola, net of discount	43,874	—
Deferred revenue	649	415

Total current liabilities	75,627	57,906
Long-term liabilities
Due to Motorola
Note payable, net of discount	—	55,984
Tax sharing agreement liability	29,346	29,346
Mortgage Note, net of discount	18,336	19,098

Total long term liabilities	47,682	104,428

Redeemable convertible preferred stock	68,772	—

Stockholders’ deficit
Common stock — $.01 par value, 400,000,000 shares authorized, 86,601,027 and 85,869,316 shares issued and outstanding	798	791
Additional paid-in-capital	492,784	479,426
Accumulated deficit	(551,608)	(488,516)

Total stockholders’ deficit	(58,026)	(8,299)

Total liabilities and stockholders’ deficit	$134,055	$154,035

See notes to condensed consolidated financial statements.

Next Level Communications, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(In Thousands) (Unaudited)

	September 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	(63,091)	(152,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory charge	—	72,016
Depreciation and amortization	7,227	12,451
Amortization of discount on note payable	15,949	6,433
Warrants issued for letter of certification	407	—
Write-down of investments and property and equipment	1,278	6,586
Other	—	592
Equity in net loss of investee	—	536
Changes in assets and liabilities:
Trade receivables	5,403	14,682
Inventories	16,684	(51,490)
Other assets	(1,071)	(3,139)
Accounts payable	(7,237)	(519)
Accrued liabilities and deferred revenue	(4,573)	(2,121)

Net cash used in operating activities	(29,024)	(96,275)

INVESTING ACTIVITIES
Purchases of property and equipment	(732)	(4,059)
Long-term investments	—	(6,500)

Net cash used in investing activities	(732)	(10,559)

FINANCING ACTIVITIES
Proceeds from issuance of convertible stock and warrants to Motorola	53,000	—
Issuance of common stock	486	2,182
Proceeds from Tax Sharing Agreement	—	17,300
Proceeds from Motorola financing	—	64,000
Repayment of borrowings	(16,415)	—
Repayment of capital lease obligations	—	(239)

Net cash provided by financing activities	37,071	83,243

Net Increase (Decrease) in Cash and Cash Equivalents	7,315	(23,591)
Cash and Cash Equivalents, Beginning of Period	20,580	35,863

Cash and Cash Equivalents, End of Period	$27,895	$12,272

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Motorola note payable to convertible redeemable preferred stock	32,000	—
Conversion of vendor payables and commitments into note payable	—	24,340
Building acquisition and related mortgage assumption	1,054	—

See notes to condensed consolidated financial statements.

NEXT LEVEL COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

     Next Level Communications, Inc. (the “Company”) is a leading provider of broadband communications systems that enable telephone companies and other emerging communications service providers to cost-effectively deliver voice, data and video services over the existing copper wire telephone infrastructure.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. While these financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of the interim period, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto, for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

     On February 20, June 25 and September 26, 2002, the Company issued to Motorola, Inc. (“Motorola”) shares of redeemable, convertible preferred stock. Each share of Series A preferred (February issuance) is convertible into two shares of common stock; each share of Series A-1 preferred (June and September issuances) is convertible into 100 shares of common stock. Both Series A and Series A-1 preferred shares (“Preferred”) are entitled to cumulative dividends at an annual rate of 7.5% payable in cash or additional shares of Preferred. In the event of insolvency or dissolution of the Company, certain change in control, merger or consolidation events, or sales or transfers of a material portion of the Company’s assets outside the ordinary course of business, each share of Preferred is entitled to a liquidation preference equal to 250% of the Preferred’s initial purchase price. Motorola has waived its right to receive the liquidation preference in the event of a change of control or sale of a material portion of the Company’s assets if such event occurs prior to April 1, 2003. Holders of a majority of the Preferred may require the Company to redeem the Preferred on or after the five year anniversary of issuance at a per share redemption price equal to 120% of the Preferred’s initial purchase price. The Preferred shares were issued for cash and in connection with conversions of outstanding notes payable with Motorola. Upon the conversion of the note payable amounts into Preferred shares, the Company recorded additional interest expense for any remaining unamortized discount related to this portion of the note payable. In connection with the issuance of the Preferred, the Company granted Motorola warrants to purchase additional shares of the Company’s common stock. The warrants issued in exchange for cash are exercisable immediately and expire five years from the date of issuance. Warrants issued for debt to equity conversions and redemption waivers become exercisable five years from the date of the preferred issuance and expire ten years from the date of the preferred issuance.

     The following table details the significant components of the transactions.

	Feb. 20,	June 25,	Sept. 26,
(in millions, except price per share data)	2002	2002	2002

Preferred Stock Issued — Shares	6.9	0.3	0.2
Preferred Stock Issued — Price Per Share	$4.34	$119.00	$93.00
Common Stock Equivalent(1) — Shares	13.8	27.7	23.7
Common Stock Equivalent — Price Per Share	$2.17	$1.19	$0.93
Warrants Issued — Shares	6.9	6.3	6.1
Warrant Average Exercise Price Per Share	$2.38	$1.23	$0.97
Cash Proceeds	$30.0	$13.0	$10.0
Debt Conversions	$—	$20.0	$12.0

Total	$30.0	$33.0	$22.0
Amount allocated to warrants	6.5	3.9	3.2
Amount allocated to beneficial conversion feature	—	2.7	3.7

Net amount allocated to Preferred Stock	$23.5	$26.4	$15.1

Remaining unamortized discount charged to interest expense on conversion	$—	$3.6	$1.7

(1)	Common stock equivalents refer to the number and price into which the preferred shares are convertible.

     The total amounts of these issuances were allocated between the preferred shares, warrants and any beneficial conversion feature on the preferred shares, as shown above. The fair values of the warrants were estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate in effect (4.6%) and volatility percent calculation (from 101% to 107%) at the time of issuance; and the contractual life of the warrants.

     The Company is accreting the Preferred shares to their stated redemption price. The Company accreted $1.0 million on all outstanding Series A and A-1 Preferred in the current quarter, and $1.7 million in the nine-month period ended September 30, 2002, which has been reflected as an increase in the carrying value of the Preferred and a corresponding decrease to additional paid in capital. During the quarter ended September 30, 2002, the Company accrued $1.2 million for the payment of dividends. During the nine-month period ended September 30, 2002, the Company accrued $2.1 million for the payment of dividends.

     $35 Million Financing Commitment —

     At September 30, 2002, $12.0 million remains available under the March 29, 2002 $35.0 million financing commitment from Motorola.

     Letter of Certification —

     On April 22, 2002, in connection with the Company maintaining compliance under the Nasdaq National Market listing requirements, Motorola provided to Nasdaq a Letter of Certification pursuant to which Motorola agreed (i) to waive, through November 1, 2002, Motorola’s right of redemption under Section B(2) of the Certificate of Designation of the Series A Preferred in the event of a change of control or sale of a material portion of the Company’s assets and (ii) not to transfer the Series A Preferred unless the transferee agrees in writing to be bound by the waiver. This waiver by Motorola allowed the Company to classify the preferred stock that had been issued to Motorola as equity for purposes of meeting the net tangible asset listing requirement which required the Company to maintain, at a minimum, a net tangible worth of $4.0 million. As consideration for the Letter of Certification, the Company issued to Motorola fully-vested and non-forfeitable warrants to purchase common stock, exercisable five years from the date of the letter, with an exercise price of $2.00 per share and expiring on April 22, 2012, as follows: (i) 100,000 warrants for the Letter of Certification and the overall contingent re-structuring; and (ii) 300,000 warrants for the waiver of the redemption in the event of a change of control relating to the $30.0 million Series A Preferred issued to Motorola in February 2002.

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

     Note Payable to Motorola —

     On May 17, 2002, warrants to purchase 1,000,000 shares of common stock, issued in connection with the note payable to Motorola, became exercisable since full repayment under the note had not been made by that date. In addition, on May 30, 2002, the Company and Motorola amended the note to provide that the remaining warrants to purchase 2,000,000 shares of common stock became fully vested and exercisable. As a result, a measurement date was reached with respect to these warrants and their value was fixed.

     On October 22, 2002, the Company and Motorola agreed to amend the note to extend the maturity date from May 16, 2003 to May 16, 2006. The extension was accounted for as an extinguishment of debt with a related party under EITF 96-19 and APB 26. Accordingly, the remaining unamortized warrant discount of $6.5 million on the $51.0 million outstanding under the note was accounted for as a dividend to a stockholder. As consideration for the extension, the Company granted to Motorola a warrant to purchase 3.0 million shares of common stock with an exercise price of $0.76, which represented the average closing price of the Company’s stock over the five days prior to the agreement. The fair value of the warrants ($1.7 million) was treated as a cost associated with debt extinguishment, and as a result, was also accounted for as a dividend to a stockholder.

4.	INVENTORIES

     Inventories at September 30, 2002 and December 31, 2001 consisted of (in millions):

	September 30,	December 31,
	2002	2001

Raw materials	$24.1	$26.2
Work-in-process	2.7	1.7
Finished goods	19.2	34.7

Total	$46.0	$62.6

5.	LEGAL PROCEEDINGS

     The Company is a party to various claims, litigation and other matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s condensed consolidated financial statements taken as a whole.

6.	NET LOSS PER SHARE

     Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented. As of September 30, 2002 and 2001, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive, given the Company’s losses. Such outstanding securities consisted of the following (in millions):

	September 30,

	2002	2001

Motorola warrants	30.2	7.5
Other stockholder warrants	5.6	5.6
Outstanding employee stock options	22.8	16.2

Total	58.6	29.3

7. COMPREHENSIVE LOSS

     During the three and nine months ended September 30, 2002 and 2001, comprehensive loss was the same as net loss.

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

     Qwest accounted for $2.7 million or 22% of our total revenues for the quarter ended September 30, 2002, and $4.2 million or 21% of our total revenues for the quarter ended September 30, 2001. Sales to Qwest were reduced in the current quarter due to an overall reduction in capital spending by Qwest from 2001 to 2002. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. Qwest has recently undergone changes in its senior management, has reported significant operating losses for the third quarter of 2002, and has reported that it will restate prior period financial statements. These factors may have an impact on Qwest’s decision regarding the deployment of our product.

     Our agreements with our largest customers do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions.

As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices, which is heavily dependent on our production volume of these products.

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

RESULTS OF OPERATIONS

     Revenues. Total revenues in the quarter ended September 30, 2002 decreased to $12.3 million from $20.2 million in the third quarter of 2001. Total revenues in the nine months ended September 30, 2002 decreased to $43.2 million from $80.8 million in the nine months ended September 30, 2001. The decrease was primarily due to a decrease in equipment sales to Qwest.

     A revenue analysis by channel is detailed in the following chart. Our equipment revenue is analyzed using three channels: Independent operating companies (IOC), major carriers which currently includes Qwest and other North American regional bell operating companies (MAJOR CARRIERS), and other customers which include, among others, multiple service organizations and international customers (OTHER).

(In millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

CHANNEL	2002	2001	2002	2001

IOC	$9.3	$14.4	$30.2	$37.5
MAJOR CARRIERS (PRIMARILY QWEST)	2.8	4.2	12.5	37.6
OTHER — EQUIPMENT	0.2	0.9	0.5	3.4
SOFTWARE	—	0.7	—	2.3

TOTAL REVENUE	$12.3	$20.2	$43.2	$80.8

     Sales to Qwest were significantly reduced in the current quarter due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. Qwest has recently undergone changes in its senior management, has reported significant operating losses for the third quarter of 2002, and has reported that it will restate prior period financials for certain incorrectly recorded transactions. These factors may have an impact on Qwest’s decision regarding the deployment of our product.

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

     Cost of Revenues. Total cost of revenues decreased to $11.4 million in the quarter ended September 30, 2002 from $17.6 million in the quarter ended September 30, 2001. Total cost of revenues in the first nine months of 2002 decreased to $37.7 million from $138.2 million in the first nine months of 2001. The decrease in our cost of revenues was primarily due to a $72.0 million inventory charge related to excess inventory, obsolescence and lower of cost or market adjustments taken in the second quarter of 2001. The remaining difference resulted from lower sales of equipment.

     At September 30, 2002, we had inventories of $46.0 million. At each reporting period we perform a detailed review of raw material and finished goods inventories on hand, components under purchase commitments, and a detailed analysis of our sales forecasts and product end-of-life estimates, to determine whether any inventory charges, in addition to those taken in 2001, are required. At September 30, 2002, no additional charges were recorded.

     Our gross margin percentage decreased to 8.0% in the third quarter of 2002 from 13.0% in the third quarter of 2001. Our gross margin percentage decreased to 12.7% in the nine-month period ended September 30, 2002 from 18.7% in the first nine months of 2001 (excluding inventory write-down related charges). The decline in our gross margin percentage was primarily related to spreading the manufacturing overhead elements of product cost over reduced sales volumes.

     Our gross margins are affected by a number of factors including, but not limited to, overall sales volume, customer mix, volume discounts, product mix, excess inventory, obsolete inventory, the timing and size of orders received, the availability of adequate supplies of key components and assemblies and cost reduction programs. Because various customer groups order different product mixes and have different volume pricing discounts, gross profit will vary as a result of changes in our customer order flow. Individual products have different profit margins and, therefore, the mix of products sold has an impact on the margins generated by those sales. The size of discounts given to a customer may vary depending on the type and size of the sales order. Our ability to successfully implement cost reduction programs affects fixed and variable costs that impact profit margins. In a rapidly changing industry, introduction of new products using new technologies may result in existing inventory becoming obsolete, requiring such obsolete inventory to be expensed.

     Research and development. Research and development expenses decreased to $5.5 million in the quarter ended September 30, 2002 from $11.8 million in the quarter ended September 30, 2001. Research and development expenses decreased to $19.1 million in the nine months ended September 30, 2002 from $38.7 million in the first nine months of 2001. The decrease in the research and development expenses was primarily due to cost-cutting measures, including a reduction in research and development personnel. In the near term, research and development expenses could increase slightly, primarily due to costs associated with new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $7.7 million in the quarter ended September 30, 2002 from $12.9 million in the quarter ended September 30, 2001. Selling, general and administrative expenses decreased to $25.6 million in the nine months ended September 30, 2002 from $42.3 million in the first nine months of 2001. The decrease was primarily due to cost-cutting measures, including a reduction in selling, general and administrative personnel. In addition, the three and nine month 2001 periods included $1.7 million and $5.0 million, respectively, in goodwill amortization, of which there is none in 2002.

     Asset impairments and disposals, net. In the three- and nine-month periods ended September 30, 2002, asset impairments totaled $1.9 million and related to facility consolidation charges. These charges consisted of the present value of future minimum lease payments and impaired leasehold improvements on vacated premises of $0.9 million and cancellation charges on a facility expansion project of $1.0 million. In the three- and nine-month periods ended September 30, 2001, asset impairments totaled $0.8 million and related to the discontinuation of our Vietnam operation. We continually evaluate our occupancy needs, particularly with respect to the force reductions we have experienced in the past several quarters. If, in the future, we decide to further consolidate our facilities, we may incur related termination costs.

     Interest expense, net. Interest expense in the three- and nine-month periods ended September 30, 2002 and September 30, 2001 was primarily attributable to cash and noncash interest related to our credit agreement with Motorola as well cash interest on our vendor note payable and mortgage note payable and is detailed in the following table.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Motorola Credit Facility
Cash interest	$(0.9)	$(0.5)	$(3.1)	$(0.8)
Noncash interest — recurring	(3.2)	(3.8)	(10.6)	(6.4)
Noncash interest — non-recurring	(1.7)	0.0	(5.3)	0.0
Mortgage interest	(0.4)	(0.1)	(1.1)	(0.1)
Vendor note payable interest	(0.2)	(0.6)	(1.3)	(0.9)
Other interest income (expense)	0.2	(0.4)	0.3	(0.3)

	$(6.2)	$(5.4)	$(21.1)	$(8.5)

     Non-recurring noncash interest is related to debt to equity conversions that took place in June and September 2002 (See Note 2 to the condensed consolidated financial statements). Noncash interest is expected to decrease in future periods as the entire remaining warrant discount of $6.5 million related to the Motorola credit facility was expensed as a dividend upon the extended maturity commitment date of October 22, 2002 (see Note 2 to the condensed consolidated financial statements).

     Investment impairments and other expense, net. Investment impairments and other expense in the three-month period ended September 30, 2002 was $0.1 million and consisted of state sales tax expense. Investment impairments and other expense in the nine-month period ended September 30, 2002 was $0.9 million and consisted primarily of state sales tax expense and warrant issuance expense (see Note 2 to the condensed consolidated financial statements). Investment impairments and other expense in the three- and nine-month periods ended September 30, 2001 was $0.2 million and $4.6 million, respectively. The expenses for the nine-month period in 2001 related primarily to the write-down of certain investments and certain property, plant and equipment.

     Accretion and dividends payable on preferred stock. Accretion and dividends payable on preferred stock in the three- and nine-month periods ended September 30, 2002 was $2.2 and $3.8 million and related to the issuance of Series A and Series A-1 Preferred Stock to Motorola in February 2002, June 2002 and September 2002 (see Note 2 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $29.0 million in the nine months ended September 30, 2002 and $96.3 million in the nine months ended September 30, 2001. The primary use of cash continues to be our net losses, which were $62.2 million in the nine months ended September 30, 2002 and $152.3 million in the nine months ended September 30, 2001. The improvement of cash used in operating activities reflects the favorable impact on cash flow of our operating expense reductions, which decreased from $81.8 million in the nine months ended September 30, 2001 to $45.6 million in the nine months ended September 30, 2002, serving to more than offset the unfavorable impact of the reduction in revenues of $37.6 million over the same period. Cash flows of $9.2 million generated by positive working capital changes in the current nine-month period primarily related to a $5.4 million reduction in accounts receivable and a $16.7 million reduction in inventories, partially offset by a decrease in accounts payable and accrued liabilities of $11.8 million. During the nine-month period ended September 30, 2001, the use of working capital of $42.6 million was primarily related to a $51.5 million increase in inventories, partially offset by a $14.7 million reduction in accounts receivable. Noncash changes in the 2001 period included the conversion of $14.3 million in vendor payables and $10.0 million in vendor purchase commitments into a note payable.

     Net cash used in investing activities of $0.7 million in the nine-month period ended September 30, 2002 was related to capital expenditures. Net cash used in investing activities of $10.6 million in the nine-month period ended September 30, 2001 was primarily attributable to a $6.5 million investment made in Virtual Access, a network access company, and $4.1 million in capital expenditures made to support our engineering and testing activities.

     Net cash provided by financing activities of $37.1 million in the nine months ended September 30, 2002 was primarily related to the proceeds received in connection with the issuance of $53.0 million of redeemable convertible preferred stock to Motorola in February, June and September 2002, partially offset by principal payments totaling $15.6 million under our vendor note payable and $0.8 million under our mortgage note payable. Net cash provided by financing activities of $83.2 million in the nine months ended September 30, 2001 was primarily related to borrowings of $64.0 million from Motorola, and receipt of $17.3 million related to our tax-sharing agreement with Motorola.

     Vendor Note Payable — During the nine months ended September 30, 2002, we made principal and interest payments totaling $18.0 million under our vendor note payable. The remaining principal and interest payment of $9.5 million is due on March 31, 2003.

     Contractual Obligations — The following table sets forth our contractual obligations as of September 30, 2002 (Note Payable to Motorola as of October 22, 2002) (in millions):

	Payments Due by Period

	4th Quarter
	2002	2003	2004	2005	2006	Thereafter	Total

Vendor Note Payable (1)	—	$8.7	—	—	—	—	$8.7
Motorola Debt
Note Payable (2)	—	—	—	—	$51.0	—	51.0
Tax Sharing Liability (3)	—	—	—	—	29.3	—	29.3
Mortgage Debt (4)	$0.3	1.2	$1.3	$1.4	1.5	$13.5	19.2
Off-Balance Sheet Commitments
Vendor Purchase Commitments (5)	12.2	0.4	—	—	—	—	12.6
Operating Leases (6)	0.4	1.3	1.0	0.9	0.7	—	4.3

Total Contractual Obligations	$12.9	$11.6	$2.3	$2.3	$82.5	$13.5	$125.1

(1)	Due March 31, 2003.

(2)	Extended maturity from May 16, 2003 to May 16, 2006.

(3)	Due in 2006 if Motorola does not achieve expected tax benefits. Maturity will be accelerated in whole or in part if certain conditions (such as our completion of a debt or equity offering greater than $25.0 million) are met.

(4)	Annual principal payments required plus $4.9 million due in 2011.

(5)	Represents commitments as of September 30, 2002, with various suppliers to purchase certain raw materials and finished goods.

(6)	Future minimum lease payments under non-cancelable operating leases for certain facilities and equipment.

     At September 30, 2002, we had cash and cash equivalents of $27.9 million and $12.0 million available to us under the March 29, 2002 $35.0 million financing commitment from Motorola. Management believes that given present assumptions about working capital and expense levels, such cash on hand and amounts available to us will be sufficient to enable us to meet our financial obligations and sustain our operations through the first quarter of 2003. We are actively exploring additional financing arrangements, but there can be no assurance that we will be successful in our efforts to obtain additional funding sources.

     Since late 2000, we have been significantly dependent on Motorola for financial resources. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. In addition, during the nine-month period ended September 30, 2002, we received a total of $53.0 million in exchange for the issuance of redeemable convertible preferred stock to Motorola. The maturity date of the note payable of $51.0 million to Motorola, originally May 16, 2003, has been extended to May 16, 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. Statement of Financial Accounting Standards (“SFAS”) 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

RISK FACTORS

     You should carefully consider the risk factors set forth below.

We have been financially dependent on Motorola and any change in their level of commitment could have an adverse impact on us.

     Since late 2000, we have been significantly dependent on Motorola for financial resources. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. In addition, during the nine-month period ended September 30, 2002, we received a total of $53.0 million in exchange for the issuance of redeemable convertible preferred stock to Motorola, Inc Any change in Motorola’s level of commitment to us could adversely impact our ability to continue operations.

If we do not obtain additional capital funding, we may not be able to continue operations.

     At September 30, 2002, we had cash and cash equivalents of $27.9 million and $12.0 million available to us under the March 29, 2002 $35.0 million financing with Motorola. Management believes that given present assumptions about working capital and expense levels, such cash on hand and amounts available to us, will be sufficient to enable us to meet our financial obligations and sustain our operations through the first quarter of 2003. We are actively exploring additional financing arrangements, but there can be no assurance that we will be successful in our efforts to obtain additional funding sources.

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted.

     Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock. Two such requirements are our shareholders’ equity and the minimum bid price on our stock of $1.00 per share. Beginning in 2002 there have been periods of time during which we have been out of compliance with one or both of the net tangible assets and $1.00 minimum bid requirements of the Nasdaq National Market.

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

     On September 26, 2002 we issued to Motorola 236,559 shares of the Series A-1 Redeemable Convertible Preferred Stock of the Company (“Series A-1 Preferred”) at a per share purchase price of $93.00, for a total purchase price of approximately $22.0 million. The total purchase price consisted of (i) the cancellation of $12.0 million under the Credit Agreement (Multi-Draw Term Loan Facility), dated as of May 16, 2001 between the Company and Motorola, as amended, and (ii) cash in the amount of $10.0 million. In addition, Motorola agreed to waive the change of control redemption right contained in our Series A Preferred Stock through April 2003.

     Through these transactions, we achieved compliance with the Nasdaq National Market shareholder equity listing requirement as of June 30, 2002 and September 30, 2002.

     On October 14, 2002, we received notification from Nasdaq that for the 30 days prior to the notice, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). Therefore, we have been provided 90 calendar days, or until January 13, 2003, to regain compliance. If, at any time before January 13, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will provide us with written notification that we are in compliance with the Rule.

     If we are out of compliance in the future with Nasdaq listing requirements, we may take other actions in addition to the modifications to Motorola’s investment in us described above in order to achieve compliance, which actions may include a transfer to the Nasdaq Small Cap Market and/or a reverse split of our common stock. If an initial delisting decision is made by the staff, we may appeal the decision as permitted by Nasdaq rules. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

We have incurred net losses and negative cash flow for our entire history and we expect to incur future losses and negative cash flow.

     We incurred net losses of $63.1 million in the nine-month period ended September 30, 2002, and we expect to continue to incur net losses in future quarters. Our ability to achieve profitability will depend on the successful design, development, testing, introduction, marketing and sale of our broadband equipment products. There is no guarantee that we will be successful in achieving profitability.

If we do not increase sales volumes and gross profit margins, we may not achieve profitability.

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

The loss of or reduction in business from Qwest could cause our sales to fall significantly.

     Qwest accounted for 22% and 21% of total revenues in the quarters ended September 30, 2002 and 2001. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Sales to Qwest have been reduced from 2001 to 2002 due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. Qwest has recently undergone changes in its senior management, has reported significant operating losses for the third quarter of 2002, and has reported that it will restate prior period financials for certain incorrectly recorded transactions. These factors may have an impact on Qwest’s decision regarding the deployment of our product. Any continued significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

A significant market for our products may not develop if telephone companies do not successfully deploy broadband services such as high-speed data and video.

     Telephone companies have only recently begun widely offering high-speed data services, and most telephone companies have not offered video services at all. Sales of our products largely depends on the increased use and widespread adoption of broadband services and the ability of our customers to market and sell broadband services, including video services, to their customers. Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment. Unless more large telephone companies make the strategic decision to enter the market for providing broadband services, a significant market for our products may not develop. In this regard, announced capital expenditures by most telephone companies have decreased from 2001 to 2002.

A number of factors may lead customers to delay or forego deployment, which would hinder our ability to meet our business objectives.

     Our customers have delayed deployments in the past and may delay deployments in the future. Factors that could cause telephone companies not to deploy, to delay deployment of, or to fail to deploy successfully the services for which our products are designed include the following:

- general economic conditions and telephone company capital spending plans;

- industry consolidation;

- regulatory uncertainties and delays;

- varying quality of telephone companies’ network infrastructure and cost of infrastructure upgrades and maintenance;

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

     Unless our products are successfully deployed by telephone companies in the near term, we will not be able to achieve our business objectives and increase our revenues.

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

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

- delays or cancellations of any orders by Qwest, which accounted for approximately 22% of our revenues in the first nine months of 2002, or by any other customer accounting for a significant portion of our revenues;

- variations in the timing, mix and size of orders and shipments of our products throughout a quarter or year;

- new product introductions by us or by our competitors;

- the timing of upgrades of telephone companies’ infrastructure;

- general economic conditions and variations in capital spending budgets of telephone companies; and

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

     Consolidation in the telecommunications industry may cause delays in the purchase of our products and cause a reexamination of strategic and purchasing decisions by our customers. In addition, we may lose relationships with key personnel within a customer’s organization due to budget cuts, layoffs, or other disruptions following a consolidation

Because our sales cycle is lengthy and variable, the timing of our revenue is difficult to predict, and we may incur sales and marketing expenses with no guarantee of a future sale.

     Customers view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant evaluation, testing and trial of our products before deployment. This evaluation process frequently results in a lengthy sales cycle, typically ranging from nine months to more than a year. Before a customer places an order, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unexpected administrative, processing and other delays on the part of our customers. This is particularly true for customers for whom our products represent a very small percentage of their overall purchasing activities. As a result, sales forecasted to be made to a specific customer for a particular quarter may not be realized in that quarter; and this could result in lower than expected revenues in that quarter.

Government regulation of our customers and related uncertainty could cause our customers to delay the purchase of our products.

     The Telecommunications Act of 1996 requires telephone companies, such as the regional Bell operating companies, to offer their competitors cost-based access to some elements of their networks, including facilities and equipment used to provide high-speed data and video services. These telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services if they will be forced to allow competitors access to this infrastructure and equipment.

     The Federal Communications Commission (“FCC”) has announced that, except in limited circumstances, it will not require incumbent carriers to offer their competitors access to the facilities and equipment used to provide high-speed data services. Nevertheless, other regulatory and judicial proceedings relating to telephone companies’ obligations to provide elements of their network to competitors are pending. The FCC also requires incumbent carriers to permit competitive carriers to collocate certain of their equipment with the local switching equipment of the incumbents.

     The FCC’s rules regarding the unbundling of the high frequency spectrum of wirelines as to enable competitive local exchange carriers to provide DSL services has been vacated and continue to be subject to regulatory proceedings as well as the subject of proposed legislation. The FCC has also issued a ruling that classified cable modem service as an interstate information service that is subject to FCC jurisdiction but not subject to common carrier regulation. As a result, such services are not currently regulated by the FCC and should not be subject to separate state and local regulation. This ruling may improve the competitive position of cable providers who compete with our customers who provide wireline-based broadband services. There is also currently a pending rulemaking proceeding in which the FCC proposes to classify broadband Internet access services provided by wireline-based telephone companies as interstate information services.

     We cannot predict when or how these various regulatory issues will be decided. The uncertainties caused by the above described regulatory proceedings may cause telephone companies to delay purchasing decisions at least until the proceedings and any related judicial appeals are completed. The outcomes of these regulatory proceedings, as well as other FCC regulation, may cause telephone companies not to deploy services for which our products are designed or to further delay deployment. Additionally, telephone companies’ deployment of broadband services may be slowed down or stopped because of the need for telephone companies to obtain permits from city, state or federal authorities to implement infrastructure.

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

We face intense competition in providing equipment for telecommunications networks from larger and more established companies, and we may not be able to compete effectively with these companies.

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

     Our significant current competitors include Advanced Fibre Communications, Alcatel, Cisco Systems, Efficient Networks, Ericsson, Lucent Technologies, Nokia, Nortel Networks, BAE Systems, Scientific Atlanta, Siemens and our largest stockholder, Motorola, as well as emerging companies that are developing new technologies. Some of these competitors have existing relationships with our current and prospective customers. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial which markets products under the Panasonic brand name, Microsoft, Network Computer, Philips, Sony, STMicroelectronics and Toshiba America will likely introduce products that compete with our N(3) Residential Gateway product in the future. Our customer base may be attracted by the names and resources of these large, well-known companies and may prefer to purchase products from them instead of us.

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

- to pay significant sums to obtain licenses to the infringing technology.

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

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We currently rely primarily on two large contract manufacturers: Flextronics Enclosures and Sanmina-SCI Systems. The efficient operation of our business will depend, in large part, on our ability to have Flextronics Enclosures and Sanmina-SCI Systems and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes, while maintaining consistent quality. As our business grows, Flextronics Enclosures and Sanmina-SCI Systems and other contract manufacturing companies may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose revenue and/or customers.

We have no long-term contracts with our manufacturers, and we may not be able to deliver our products on time if any of these manufacturers stop making our products.

     We currently have no long-term contracts or arrangements with any of our contract manufacturers that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of three months. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis. If we cannot find alternative sources for the manufacture of our products, we will not be able to meet existing demand. As a result, we may lose existing customers, and our ability to gain new customers may be significantly constrained.

Our inability to produce sufficient quantities of our products because of our dependence on components from key sole suppliers could result in delays in the delivery of our products and could harm our revenues.

     Some parts, components and equipment used in our products are obtained from sole sources of supply. If our sole source suppliers or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. Additional sole-sourced components may be incorporated into our equipment in the future. We do not currently have any long-term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results.

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

- longer sales cycles for our products;

- fluctuating exchange rates affecting costs, pricing and revenues; and

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

     Motorola beneficially owns (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) approximately 87.7% of the outstanding shares of our common stock as of October 31, 2002. Motorola also has designated two directors on our board. As a result, Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

     We do not know whether Motorola’s plans for our business and affairs will be different than our existing plans and whether any changes that may be implemented under Motorola’s control will be beneficial or detrimental to our other stockholders.

Motorola may have interests that conflict with the best interests of our other stockholders and us and may cause us to forgo opportunities or take actions that disproportionately benefit our principal stockholder.

     It is possible that Motorola could be in a position involving a conflict of interest with us. In addition, individuals who are officers or directors of Motorola and of us may have fiduciary duties to both companies. For example, a conflict may arise if Motorola were to engage in activities or pursue corporate opportunities that may overlap with our business. These conflicts could harm our business and operating results. Our certificate of incorporation contains provisions intended to protect our principal stockholder in these situations. These provisions limit your legal remedies.

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

- changes in or our failure to meet securities analysts’ expectations;

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

     As of October 31, 2002, Motorola owned 64.1 million shares of our common stock, 7.4 million shares of preferred stock convertible into 65.2 million shares of common stock and warrants to purchase an additional 33.2 million shares of our common stock; Kevin Kimberlin Partners, LP and its affiliates owned 2.9 million shares of our common stock and its affiliates held warrants to purchase an additional 4.3 million shares of our common stock. If Motorola, Kevin Kimberlin Partners LP and its affiliates, or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Motorola and Kevin Kimberlin Partners LP and its related persons and their transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act of 1933.

     In addition, as of October 31, 2002, there were outstanding options to purchase approximately 22.7 million shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. Interest on our debt to Motorola is variable, payable monthly and is determined on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (5.4% at September 30, 2002). If interest rates increased by 10% (0.5% change in interest rate), our interest expense on this debt would increase by approximately $0.3 million. We do not engage in any hedging activities, and we do not use derivatives or equity investments for cash investment purposes.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     From time to time, we are a party to other actions which arise in the normal course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial statements taken as a whole.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  The following is a summary of transactions by us during the fiscal quarter ended September 30, 2002, involving sales of the Company’s securities that were not registered under the Securities Act of 1993 (the “Securities Act”):

     On September 26, 2002, we sold 236,559 shares of our Series A-1 Redeemable Convertible Preferred Stock under the terms of a Securities Purchase Agreement to Motorola in conformity with Rule 506 under Regulation D and under Section 4(2) of the Securities Act at a price of $93.00 per share. The total purchase price consisted of (i) the cancellation of $12.0 million under the Credit Agreement (Multi-Draw Term Loan Facility), dated as of May 16, 2001 between us and Motorola, as amended, and (ii) cash in the amount of $10.0 million. We and Motorola concurrently entered into a Registration Rights Agreement under which we agreed to register such 236,559 shares under the Securities Act under certain circumstances set forth within the Registration Rights Agreement. Concurrently, we also issued warrants to purchase (i) an aggregate of 5,913,978 shares of our common stock under the terms of certain warrants at an exercise price of $0.93 per share and (ii) an aggregate of 220,000 shares of our common stock under the terms of certain warrants at an exercise price of $2.00 per share. These warrants were issued pursuant to Rule 506 under Regulation D and under Section 4(2) of the Securities Act. Pursuant to the terms of the Warrants we have undertaken to register such 6,133,978 shares under the Securities Act within a time frame specified in the warrants. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

     We filed a Current Report on Form 8-K, dated September 26, 2002 relating to our issuance of Series A-1 Preferred to Motorola.

     We filed a Current Report on Form 8-K, dated August 14, 2002, relating to our Chief Executive Officer and Chief Financial Officer certification of our second quarterly report filed on Form 10-Q on August 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT LEVEL COMMUNICATIONS, INC.

Date: November 14, 2002	By:	/s/ J. MICHAEL NORRIS

J. Michael Norris Chief Executive Officer and President

Date: November 14, 2002	By:	/s/ JAMES F. IDE

James F. Ide Chief Financial Officer

CERTIFICATIONS

I, J. Michael Norris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Next Level Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ J. Michael Norris

Chief Executive Officer and President

I, James F. Ide, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Next Level Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ James F. Ide

Chief Financial Officer