Form 10-Q/A
period 2002-09-30
NEXT LEVEL COMMUNICATIONS INC
filed 2003-02-07
CIK 1093802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Form 10-Q/A amends Items 2 and 4 of Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which was originally filed on November 14, 2002. This amendment is being filed in response to the Staff’s letter dated January 24, 2003 which encouraged the company to revise disclosure related to Critical Accounting Policies and Estimates (Item 2) and Controls and Procedures (Item 4).

Except for the aforementioned revised disclosures, all information contained in this report is stated as of November 14, 2002. This amendment does not otherwise update the information in the originally filed Form 10-Q to reflect events occurring after November 14, 2002.

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

     Revenue — We recognize revenue when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Generally, we recognize revenue from equipment sales upon shipment. In cases where title and risk of loss pass upon delivery, we recognize revenue from equipment sales upon receipt by the customer. Revenue from installation services is recognized when the services have been completed and acceptance by the customer has occurred. Typically (over 85% of our sales transactions), customers do not purchase our installation services. However, in circumstances where customers purchase our installation services, those services are included with equipment purchases as part of a multiple element arrangement. Fair value of equipment is based on the sales prices offered to customers that purchase only equipment and revenue is generally recognized upon shipment. The installation services are separately priced at a rate approximately equivalent to that charged by third party vendors (i.e. outside parties that provide similar installation services) and the portion of the contract price relating to installation services is deferred until the installation is complete and accepted by the customer. Installation services do not involve a significant change to the features or capabilities of the equipment or building complex interfaces or connections; the equipment is a standard product (i.e. does not require customer specific modification); and installation does not significantly alter the equipment’s capabilities. Revenue from field trials is recognized when the trial has been completed and full payment has been received. We accrue a provision for estimated sales returns as a reduction of revenue at the time of revenue recognition.

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

NEXT LEVEL COMMUNICATIONS, INC.

Date: February 7, 2003	By:	/s/ J. MICHAEL NORRIS

J. Michael Norris Chief Executive Officer and President

Date: February 7, 2003	By:	/s/ JAMES F. IDE

James F. Ide Chief Financial Officer

CERTIFICATIONS

I, J. Michael Norris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Next Level Communications, Inc.;

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

Date: February 7, 2003	/s/ J. Michael Norris

Chief Executive Officer and President

I, James F. Ide, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Next Level Communications, Inc.;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003	/s/ James F. Ide

Chief Financial Officer