Form 10-K
period 2002-12-31
NEXT LEVEL COMMUNICATIONS INC
filed 2003-04-15
CIK 1093802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 0-27877

NEXT LEVEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3342408 (I.R.S. Employer Identification No.)

6085 State Farm Drive
Rohnert Park, CA 94928
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (707) 584-6820

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	Nasdaq National Market

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     YES ☐  NO ☒

     The aggregate market value of our voting and non-voting common equity held by non-affiliates is $19,906,515 as of June 30, 2002.

     As of March 31, 2003, we have 87,260,523 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K References

Our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders	Part II and Part III

PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K of Next Level Communications, Inc. includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled “Risk Factors” in this annual report. Actual results may vary materially from these forward-looking statements as a result of these and other risks.

     Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of these words and similar expressions are intended to identify forward-looking statements. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed below might not occur.

     For detailed financial information, consult our financial statements beginning on page 43.

OVERVIEW

     We design and market broadband communications equipment that enables telephone companies and other communications service providers to cost-effectively deliver a full suite of voice, high-speed data and digital video services over the existing copper telephone wire infrastructure. Service providers who deploy our equipment can either offer voice, data and video services in a single product offering or offer each service separately depending on subscriber demand and the service provider’s objectives. We believe that by installing our equipment, telephone companies and other emerging communications service providers will be able to capitalize on, and compete effectively in, the emerging market for integrated voice, data and video services. Our products consist of equipment located at the telephone company’s central office or exchange, in the field and at the subscriber’s home or business.

     We commenced operations in July 1994 and recorded our first sale in September 1997. From January 1998 until November 1999, we operated through Next Level Communications L.P., which was formed as the result of the transfer of all of the net assets, management and workforce of a wholly-owned subsidiary of General Instrument. In November 1999, the business and assets of that partnership were merged into Next Level Communications, Inc. as part of our recapitalization. In November 1999, we completed an initial public offering of our common stock, raising approximately $177.0 million in net proceeds. In January 2000, General Instrument was acquired by Motorola, Inc., making us an indirect subsidiary of Motorola. As a result of the transactions that occurred in connection with our recapitalization and subsequent borrowings, preferred stock and warrant issuances, Motorola owns 64.1 million shares of our common stock, warrants to acquire an additional 41.3 million shares of our common stock and 7.5 million shares of preferred stock convertible into 91.7 million shares of our common stock constituting approximately 79.3% of our outstanding common stock on a fully diluted basis as of December 31, 2002.

     In 2002, net loss was $78.5 million and net cash used in operating activities was $34.1 million. As of December 31, 2002, our accumulated deficit was $567.0 million. At March 31, 2003, we had cash and cash equivalents of $14.1 million, after making a final payment of $9.5 million to extinguish our Vendor Note Payable and paying approximately $5.0 million of non-recurring expenses related to the Motorola tender offer.

     During 2002, we instituted the following measures to improve cash flow:

•	We reduced our workforce twice in 2001 and by approximately 120 employees or 33% in January 2002; these reductions, along with other cost saving measures implemented, helped us reduce cash overhead expenses by $37.2 million (39%) from 2001 to 2002; and

•	we reduced inventory by $22.4 million (36%) in 2002, generating net cash flow of approximately $16.5 million;

     Since late 2000, we have been significantly dependent on Motorola for funding. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. Cash proceeds from preferred stock issuances totaled $65.0 million in 2002. We converted $42.0 million of debt due to Motorola to preferred stock in 2002. We have a remaining debt obligation to Motorola of $41.0 million; in October 2002 the maturity date of this debt was extended from May 2003 to May 2006.

     In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of our common stock not owned by Motorola. On April 14, 2003 Motorola announced that it had completed its cash tender offer and that as a result Motorola would own approximately 88.7 percent of our outstanding common stock. Motorola also stated that it intended to convert certain of its shares of our preferred stock into shares of our common stock to achieve a 90 percent ownership level and that it will then effect a short-form merger pursuant to which all of our remaining outstanding shares (other than dissenting shares) will be converted into the right to receive $1.18 per share. Once Motorola completes the short-form merger, we will no longer be a publicly traded company on the Nasdaq National Market or otherwise.

     In the last three quarters of 2002, we reduced our average negative quarterly operating cash flow to approximately negative $4.8 million. Subject to the effect of a significant change in our revenues on working capital, we expect 2003 cash flow from operations to be consistent with this trend (excluding the approximately $5.0 million of tender offer expenses paid in the first quarter of 2003). Our ability to generate positive operating cash flow is dependent on our ability to increase sales, convert our inventory and accounts receivable to cash, negotiate favorable terms with our vendors, effectively manage our operating costs and continue to raise sufficient operating capital. We believe that the combination of cash on hand, the cash flows expected to be generated from operations and the cost savings generated by further planned expense reductions will be sufficient to enable us to meet our financial obligations and sustain our operations through the third quarter of 2003. We intend to aggressively pursue additional sources of financing to support our operations on a continuing basis.

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

     Complete Solution For Delivery of Voice, Data and Video. By supplying equipment for the telephone company central office, the field and the subscriber’s home or office, we offer a single integrated system for the delivery of voice, data and video services. With our products, telephone companies initially deploying voice service can subsequently activate data and/or video service with a simple addition and installation of equipment at the subscriber’s home or office. We believe the flexibility found in our products cannot currently be accomplished by attempting to integrate multiple systems from multiple vendors.

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

PRODUCTS

     Our products include equipment located at a telephone company’s central office, in the field and at a subscriber’s home or business.

     Broadband Digital Terminal. The Broadband Digital Terminal is the central element of our product suite, providing centralized access to both broadband and narrowband core networks and related voice, data and video services. The Broadband Digital Terminal is typically located in a telephone company’s central office, or at a remote building basement or hut where it connects with central office equipment including voice and data switches and billing systems. On the subscriber side, the Broadband Digital Terminal provides high-speed connections to remote Universal Service Access Multiplexers, Broadband Service Access Multiplexers or Broadband Network Units that can support several thousand telephone subscribers or combinations thereof. The Broadband Digital Terminal has the capacity for cable and satellite competitive broadband applications such as video-on-demand and high definition television. Also, because the Broadband Digital Terminal supports different remote terminals, changes to network layouts or transmission media, copper or fiber, do not require different Broadband Digital Terminals.

     Universal Service Access Multiplexer. We designed the Universal Service Access Multiplexer to use existing copper wire to connect to a customer’s home or office. This product can be connected with fiber optic cable to the Broadband Digital Terminal. Each Universal Service Access Multiplexer can support up to 32 video and/or data subscribers via Very High Bit Rate Digital Subscriber Line technology, up to 48 video and/or data subscribers via Asymmetric Digital

Subscriber Line technology or up to 96 voice subscribers in each shelf. By using modular components, a single Universal Service Access Multiplexer enables multiple voice, data and video services. The Universal Service Access Multiplexer can be deployed in the telephone company’s central office or remotely. Because the Universal Service Access Multiplexer is flexible in terms of where it can be located in the network, as well as the services it can support, its use can reduce both the costs and the complexity of deploying new high-speed data and video services. A specialized version, called the Universal Service Access Multiplexer – Single Shelf Enclosure, further reduces these costs by providing a hardened, self-contained cabinet to easily overlay existing digital lop carrier equipment or cost-effectively service rural subscribers.

     Broadband Service Access Multiplexer. The Broadband Service Access Multiplexer is our latest remote terminal solution enabling the intelligent transport of voice, video, and data over a single twisted pair to the home. This is the first commercially available Digital Subscriber Line service shelf that utilizes the global 998 standard for VDSL transport. The 998 standard provides an ADSL spectrally compatible spectrum plan and is designed to provide a means for multi-vendor equipment interoperability. The Broadband Service Access Multiplexer can also support ADSL services. The Broadband Service Access Multiplexer can be deployed in the telephone company’s central office or remotely. The Broadband Service Access Multiplexer provides increased density of VDSL and/or ADSL ports per shelf, substantially decreasing the cost per subscriber, and supports both Very High Bit Rate Digital Subscriber Line and Asymmetric Digital Subscriber Line cards, with 12 ports per card. The capacity is 12 line cards per shelf, totaling 144 Digital Subscriber Line ports per Broadband Service Access Multiplexer. Transport from the Broadband Digital Terminal to the Broadband Service Access Multiplexer is over a 622 megabit per second Optical Distribution Unit. The high-speed transport coupled with multicasting capability, which provides the intelligence to share the bandwidth of a single video channel over multiple homes, reduces costs of deploying high-speed as well as providing digital cable television competitive broadcast services.

     Broadband Network Unit. The Broadband Network Unit is used with Fiber to the Curb installations where fiber optic cable is deployed up to a location relatively close to the customer’s home or office. The Broadband Network Unit supports voice, data and video services, and can be mounted on a telephone pole, a pedestal or a wall. The Broadband Network Unit provides voice, high-speed data and video service for clusters of 8 or 16 video and/or data and 24 or 36 voice subscribers. Our Broadband Network Unit is particularly suited to situations where a new network is being built, or where existing copper wire is being upgraded by the installation of fiber optic cable as the transmission medium for residences or larger apartment buildings or offices. The advanced design and environmentally secure housing of the Broadband Network Unit helps to reduce in-field trouble calls.

     N3 Residential Gateway. Our N3 Residential Gateway product is a single set-top box that delivers integrated data and video services. One N3 Residential Gateway enables multiple televisions and PCs to be served from the same copper line coming into the customer’s home or office. Traditionally, the high cost of customer home or office equipment for broadband services has been a limiting factor in the deployment of broadband services to multiple televisions or personal computers. Historically, a customer would have to obtain multiple modems or set-top boxes to support services to multiple televisions or personal computers. In contrast, our N3 Residential Gateway simultaneously provides two or three independent high quality digital video streams that can be distributed throughout a home or office using standard coaxial cable. The N3 Residential Gateway also supports enhanced telephone services, such as an indicator on the television that a message is waiting on the customer’s answering machine or service as well as on-screen caller ID. The data port in our N3 Residential Gateway supports high-speed connectivity to the Internet or remote work-at-home access.

     N3 ETHERset. Our N3 ETHERset is a data-only, desktop device that provides a powerful, low-cost solution for delivering high-speed Internet or data services to subscribers in residences,

small businesses and branch offices and the like. Individual or multiple PCs can be connected to a single N3 ETHERset.

     Element and Subscriber Management Systems and Middleware. Our products can be managed remotely by our N3 View-1 Element Management System and our N3 View-2 Service Manager. The View-1 Element Management System enables service providers to manage our equipment and their other systems and products. The View-2 Service Manager enables service providers to manage delivery of voice, data and video services to their customers. We also provide sophisticated Middleware that manages the applications which can be provided via the N3 Residential Gateway, such as network games, walled garden Internet browsing, and other interactive applications. An open applications interface exists to allow other applications providers to provide their interactive applications on the N3 Residential Gateway.

CUSTOMERS

     We market and sell our products through our direct sales force to service providers. Our largest customer, Qwest (formerly US WEST) accounted for 24%, 41% and 56% of our revenues in 2002, 2001 and 2000. In addition, we sell to a steadily increasing number of other local, independent and international telephone companies. During 2002, 64 customers each had purchased at least $100,000 of our products.

     We recorded our first sale to Qwest in September 1997 for deployment of video and data service to Qwest’s customers in Phoenix, Arizona. In October 1998, Qwest selected our product to provide voice applications in six of the 14 states that Qwest serves. Sales to Qwest were significantly reduced in late 2001 due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. Qwest reported significant operating losses in 2002, and has reported that it will restate prior period financials for certain incorrectly recorded transactions. These factors may have a significant adverse impact on Qwest’s decision regarding the deployment of our product.

     Our customers also include Bell Canada, Ben Lomand Communication, Brandenburg Telephone Company, Cablevision, Cameron Telephone, CenturyTel, Chibardun Telephone, Clear Lake Telephone, Craw-Kan Telephone Cooperative, Frontier Communications, Horizon Telephone, Horry Telephone Cooperative, Hutchinson Telephone, MTS Communications, New ULM Telecom, Paul Bunyan Rural Telephone, South Central Rural Telephone Cooperative, Telenor, United Telephone, West Carolina Rural Telephone Cooperative, Warwick Valley Telephone and Wood County Telephone.

TECHNOLOGY

     We believe the following key technologies have been instrumental in our ability to provide what we believe is the world’s only integrated, complete solution for the delivery of integrated voice, high-speed data and digital video services over the existing telephone copper telephone wires and deep fiber architectures such as Fiber to the Curb and Fiber to the Home.

     Advanced Application Specific Integrated Circuit (“ASIC”) Architecture. are custom-designed silicon circuits that are optimized for a specific task or set of tasks. These circuits are critical because they are performance-optimized to minimize complexity, packaging size, power dissipation and cost. In addition, one of these circuits may be the only way to provide a new or novel function that is not available in an off-the-shelf circuit. Our engineers have substantial experience in the design of these circuits and have developed a portfolio of over 50, which enables flexible delivery of voice, data and video from a single system. We will continue to pursue additional service and system level ASICs as a mechanism for protecting our intellectual property and to achieve ongoing cost reductions.

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

     Software and Protocol Stacks. Most of the system software in our products has been developed internally using modern design principles and processes. Where appropriate, various third-party software packages have been integrated into the access system. Some examples include the real-time operating system and various protocol stack software packages.

     Standards-based Architecture. We support multiple industry standards to minimize interoperability issues and leverage industry hardware and software capabilities, and improve time to market. On the customer side of the network, we are working with industry standards for asymmetric digital subscriber line and very high-speed digital subscriber line standards to support various equipment at the customer’s home or business. In addition, we are providing an open middleware environment for our family of Residential Gateway products that enable support for various third party interactive applications.

RESEARCH AND DEVELOPMENT

     We believe that our future success depends on our ability to:

•	adapt to the rapidly changing telecommunications environment;

•	maintain our expertise in core technologies; and

•	continue meeting and anticipating the evolving needs of telephone companies.

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

     We have focused our research and development expenditures for the past several years on creating a complete solution for the delivery of voice, data and video services using the existing infrastructure of telephone companies. We have also concentrated on developing the associated customer premises equipment, including our N3 Residential Gateway, and on developing our N3 View-1 Element Management Systems. In 2002, 2001 and 2000, research and development expenses were $25.3 million, $46.9 million and $55.8 million. We believe that our extensive experience in designing and implementing high-quality network components has enabled us to develop integrated systems solutions. We continually seek to improve our existing products, including developing additional home and office products and higher speed interfaces for our products.

SALES AND MARKETING

     We primarily market and sell our products through a direct sales force located in North America. Sales activities have been focused primarily on regional bell operating companies, and independent and international telephone network operators. Because of the potential importance of our products to our customers’ networks, we focus our selling efforts at many levels within each customer’s organization.

     We have a variety of marketing programs and initiatives to support the sale and distribution of our products. A key factor in building brand awareness for our products is promoting the success of our customers deploying our products. We seek to educate telephone companies regarding the benefits of deploying broadband-ready equipment across a diverse subscriber base. We also build our brand name through continued publicity and referral efforts in both media and industry-centered activities, including editorial presence in various trade magazines, press releases, public speaking opportunities, national and regional trade show participation, advertising, Internet-based communication and promotion, media sponsorships and participation in industry standards activities.

MANUFACTURING

     We seek to deliver our products on time and defect-free by capitalizing on the experience and expertise and efficiencies of strategic contract manufacturers. Using contract manufacturers allows us to avoid costly investment in manufacturing facilities and processes. We established a new primary contract manufacturing relationship with Plexus Services Corporation in 2003.

     We maintain only a limited in-house manufacturing capability for final assembly, testing and integration of our products. Our internal manufacturing expertise is focused on product design for testability, design for manufacturability and the transfer of products from development to manufacturing. Our contract manufacturers typically assemble an account team of personnel representing all the essential functions to deliver products from prototype through volume production. This team works with our design, test and manufacturing engineers, and our quality, materials, logistics and program management teams. Our primary contract manufacturer is certified under international quality standards. Although our contract manufacturers manage material procurement for the majority of the components that are incorporated in our products, we continue to manage the evaluation and selection of certain key components.

     Our engineering team designs circuits and tests these designs using computer simulations. When the fundamental design is stable, our contract manufacturers make the circuits for testing. Upon completion of these tests, vendors such as Metalink, Oki Semiconductor, Broadcom, STMicroelectronics, VLSI (Philips) and Motorola manufacture the circuits in volume. Warranty and repair support is performed off-site by our contract manufacturers and by us at our Rohnert Park, California facility.

COMPETITION

     The market for providing equipment for local telecommunications networks is extremely competitive. The principal competitive factors in this market include, or are likely to include:

•	product performance and price;

•	features and reliability;

•	technical support and service;

•	relationships with phone companies and systems integrators;

•	compliance with industry standards;

•	compatibility with the products of other suppliers;

•	sales and distribution capabilities;

•	strength of brand name;

•	long-term cost of ownership and return on investment to communications providers; and

•	general industry and economic conditions.

     Many of our current and potential competitors have longer operating histories and greater name recognition and resources than we do. These competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and/or devote substantially more resources to developing new products than we do. Many of our competitors have been consolidated with larger companies and now have even greater resources to compete with us.

     Our significant current and potential competitors include Advanced Fibre Communications, Alcatel, Allied Telesyn, Calix Networks, Catena Networks, Cisco Systems, Lucent Technologies, Net-to-Net, Nokia, Nortel Networks, Occam Networks, Pace Electronics, Scientific Atlanta, Siemens and our largest stockholder, Motorola. Some of these competitors have existing relationships with our current and prospective customers, which could give them a competitive advantage over us as a preferred provider. In addition, we anticipate that other large companies, such as Matsushita Electric Industrial, which markets products under the Panasonic brand name, Microsoft, Network Computer, Philips, Sony, STMicroelectronics and Toshiba America, will likely introduce products that compete with our N3 Residential Gateway product in the future.

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

     Consolidation in the telecommunications equipment industry may strengthen our competitors’ position in our market. Consolidation of our competitors has occurred, and we expect it to continue to occur in the foreseeable future. Acquisitions may further strengthen our competitors’ financial, technical and marketing resources.

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

     As of March 31, 2003, we have 31 granted patents in the United States and 10 granted patents in various foreign countries. Additionally, we have 20 pending U.S. patent applications and 42 pending international and foreign patent applications.

     We market our products primarily under our own name and mark. We consider our trademarks to be valuable assets.

SOURCES AND AVAILABILITY OF MATERIALS

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. During 2002, we relied primarily on two large contract manufacturers: Sanmina-SCI Systems and Flextronics Enclosures. Beginning in 2003, we will rely primarily on Plexus Services Corp. For a detailed discussion of these relationships and the risks associated with our dependence upon third-party manufacturers, see “Business-Manufacturing” and “Risk Factors.”

     Some parts, components and equipment used in our products are obtained from sole sources of supply. If our sole source suppliers fail to provide or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed. Additional sole-sourced components may be incorporated into our equipment in the future. We do not have any long-term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results.

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

REGULATION OF CUSTOMERS

     Although our products are not now directly subject to significant regulation by the Federal Communications Commission, (or “FCC”), or any other federal or state communications regulatory agency, our customers and their networks, into which our products are incorporated, are subject to government regulation. Accordingly, the effects of regulation on our customers may, in turn, affect our business, operating results and financial condition. FCC regulatory policies affecting either the willingness or the ability of telephone companies to offer certain services and to purchase and install our products in their networks, or the terms on which these companies offer the services and conduct their businesses, may impede sales of our products.

     Several FCC regulatory policies may affect the degree to which or way in which incumbent local exchange carriers, which we refer to as incumbent carriers, principally the regional Bell operating companies, can or choose to make integrated voice, data and video offerings available. For example, the Telecommunications Act of 1996 requires incumbent carriers to offer their competitors cost-based access to certain parts of their networks to enable these competitors to provide telecommunications services. The FCC recently issued a decision under which incumbent carriers would no longer be required to provide competitors access to the elements of their networks used to provide broadband services. The FCC’s order has not yet been released to the public so it is too early to determine the full impact of the decision. In addition, the order will be appealed at the FCC and in the courts. These legal challenges will not be resolved definitively for some time during which regulatory uncertainty may remain.

     The Commission has tentatively concluded that it intends to develop a consistent framework for regulation of broadband services offered by cable and telephone companies. The Commission also has tentatively concluded that wireline broadband services are not subject to all the requirements that regulate the offerings of common carriers under Title II of the Communications Act of 1934. Finally, the Commission recently decided that broadband service provided by cable operators via a cable modem is not subject to regulation as a telecommunications service. This ruling, combined with the FCC’s review of rules governing the incumbent carriers, indicates that change in the regulatory climate affecting incumbent carriers is possible. However, we will not know for certain the FCC’s position until it issues orders in these proceedings and any legal challenges have been decided, which is not expected to occur until later this year at the earliest.

     The Telecommunications Act of 1996 also requires incumbent carriers to offer for resale, at wholesale rates, any telecommunications services that incumbent carriers offer to customers. Existing regulations currently define Internet access services as “telecommunications services,” and thus incumbent carriers must offer such services for resale to competitors. This requirement also is implicated by on-going FCC proceedings, but the outcome is uncertain until the FCC issues orders in these proceedings and any legal challenges have been resolved.

     Incumbent carriers can provide video services through a structurally separate subsidiary that is not subject to the unbundling and resale requirements. Our equipment is designed to allow carriers to provide video, high-speed data, and digital voice on an integrated basis. Because of the regulatory restrictions, if incumbent carriers choose to offer video or data services through a separate affiliate, incumbent carriers may prefer vendors whose equipment does not provide for integration of service offerings. A separate affiliate may choose to purchase less sophisticated equipment because it might not be able to utilize fully our equipment’s integrated features. The FCC may change the separate subsidiary requirement, but we will not know for certain until the FCC issues an order and any legal challenges have been resolved.

     In its order approving the merger of two Bell operating companies, SBC and Ameritech, the FCC permitted the merged entity to avoid its statutory resale obligations on “advanced services” provided that such services were offered through a separate subsidiary. Recently, however, the U.S. Court of Appeals for the D.C. Circuit vacated, in part, the FCC’s order and held that the FCC may not permit an incumbent carrier to avoid its statutory obligations under the Telecommunications Act of 1996 by setting up an affiliate to offer such services.

     Distribution of our N3 Residential Gateway could be adversely affected by the FCC’s “navigation devices” rules. Those rules require video program distributors, including those who use our system to deliver video, to allow set-top boxes and other navigation devices owned by customers or manufactured by third parties to be connected to the video program distributor’s system. The rules require video program distributors to disclose technical details of their interfaces so as to permit third parties to manufacture the navigation devices and retail customers to connect them. We believe these rules are not readily applicable to our system because our N3 Residential Gateway is in many ways different from a cable set-top box, and currently there is little likelihood of an independent market for our N3 Residential Gateway separate from our entire system. However, if these rules could be applied to our N3 Residential Gateway or other parts of our system, our customers might be required to disclose proprietary technical information including patented data about our technology, to allow competing vendors to access the system.

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

BACKLOG

     Our backlog primarily consists of purchase orders for products to ship within the next six months. At December 31, 2001 and 2002, backlog was approximately $3.2 million and $7.9 million,

respectively. We consider backlog to be an indicator, but not the sole predictor, of future sales because our customers may cancel or defer orders without penalty. Cancellation or reduction of pending purchase orders could seriously harm our future revenues.

EMPLOYEES

     As of March 31, 2003, we have a total of 249 full-time employees and 23 independent contractors. The total number of employees consists of 120 in research and development, 10 in marketing, 33 in operations, 49 in sales and sales support and 37 in administration. The total number of contractors consists of two in research and development, 13 in operations, five in marketing and sales and three in administration. Our employees are not represented by any collective bargaining agreement with respect to their employment, and we have never experienced an organized work stoppage. Satisfactory relations have generally prevailed between our employees and us. Our future success is heavily dependent upon our ability to hire and retain qualified technical, marketing and management personnel.

ITEM 2. PROPERTIES

     Our principal corporate offices are located in a company-owned building in Rohnert Park, California. We lease one sales office, in Englewood, Colorado. We also lease a sales support office in Englewood, Colorado and one administrative office in Schaumburg, Illinois.

     We continually evaluate our occupancy needs, particularly with respect to the force reductions we have experienced in the past several quarters. In 2002 we incurred facility consolidation charges totaling $1.9 million: $0.9 million related to the present value of future minimum lease payments and impaired leasehold improvements on vacated premises and $1.0 million related to cancellation charges on a facility expansion project. If, in the future, we decide to further consolidate our facilities, we may incur related termination costs.

     We believe our current facilities are suitable and adequate and have sufficient capacity to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

     Securities Litigation.

     Next Level and certain of its current or former officers and directors (the “Next Level defendants”) were named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, captioned Next Level, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in Next Level’s initial public offering (“IPO”) as defendants. This class action is brought on behalf of a purported class of purchasers of Next Level common stock from the time of Next Level’s IPO (November 9, 1999) through December 6, 2000. The central allegation in this action is that the underwriters in the Next Level IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased Next Level stock in the IPO and the after-market. The complaint also alleges that the Next Level defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. (More than 300 issuers have been named in similar lawsuits.)

     In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including the Next Level defendants) was filed by the entire group of issuer defendants in these similar actions. In October 2002, the Next Level individual defendants named in this action were dismissed without prejudice. On February 19, 2003, the Court in this action issued its decision on Defendants’ omnibus motion to dismiss. This decision denied the motion to dismiss the Section 10(b) claim as to Next Level (and numerous other issuer defendants), and denied the motion to dismiss the Section 11 claim as to Next Level and virtually all of the other issuer-defendants. Next Level believes it has meritorious defenses and intends to vigorously defend itself against this suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

     On May 1, 2002, the Company filed two complaints – both entitled Next Level Communications, Inc. v. CMC Mississippi, Inc. – as “adversary proceedings” in the Chapter 11 Bankruptcy of CMC’s corporate parent: ACT Manufacturing, Inc. These complaints allege that CMC, a former contract manufacturer of Next Level products, sold us defective products and also misappropriated Next Level-owned raw materials, all of which resulted in damages to us of over $5.0 million. We seek to offset these damages against CMC’s claim of over $2.4 million owing from Next Level to CMC under a Promissory Note issued in conjunction with an October 2001 settlement agreement. CMC has counterclaimed for the amount remaining due under the promissory note, plus interest and legal fees. On March 7, 2003, CMC filed several motions for summary judgment which, if successful, could result in an award requiring Next Level to pay the $2.4 million balance under the promissory note, plus interest and fees. While we believe that our arguments for set off and/or recoupment of our losses from CMC are strong, and that we, not CMC, should be the eventual net recipient of an award in this dispute, and while we would likely seek to appeal any adverse ruling, we cannot guarantee the outcome of this litigation.

          Delaware Stockholder Litigation

     On January 14, 2003, alleged stockholders of Next Level filed four separate class action complaints in the Court of Chancery of the State of Delaware, in and for New Castle County, against Motorola, Next Level and various directors of Next Level, captioned: (i) Barry Feldman v. J. Michael Norris, et al., Civil Action No. 20114; (ii) Robert Bruckner v. Next Level Communications, Inc., et al., Civil Action No. 20115; (iii) Fishoff Family Foundation v. Michael J. Norris, et al., Civil Action No. 20118; and (iv) Mary Gorton v. J. Michael Norris, et al., Civil Action No. 20119. Each of these actions was brought as a putative class action on behalf of all holders of Next Level Shares other than the defendants and persons related to or affiliated with the defendants. The complaints in the four actions generally allege that:

•	Motorola, Next Level and the individual Next Level directors breached their fiduciary duties as a result of the Motorola Offer;

•	The Motorola Offer price is inadequate; and

•	Motorola is engaging in unfair self-dealing, not acting in good faith towards Next Level’s minority stockholders and that the Motorola Offer is a product of the conflict of interest between Motorola and Next Level’s minority stockholders.

     The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the transactions contemplated by the Motorola Offer.

     On February 4, 2003, alleged stockholders of Next Level filed an amended complaint in the Court of Chancery of the State of Delaware, in and for New Castle County, against Motorola, Next Level and various directors of Next Level, captioned: Barry Feldman v. J. Michael Norris, et al., Civil

Action No. 20114. The amendment dismisses the members of the Independent Committee as defendants, and, in addition to the allegations to the original complaint, generally alleges that:

•	Motorola has engaged in disclosure violations in its Schedule TO;

•	the Motorola Offer is coercive in light of Motorola’s position on financing for Next Level;

•	the Motorola Offer price is inadequate for additional reasons specified in the complaint; and

•	Motorola, Next Level and the individual Next Level directors breached their fiduciary duties as a result of the Motorola Offer by refusing to allow the Board to adopt a stockholder rights plan.

     On February 6, 2003, the four class action complaints originally filed on January 13, 2003 or January 14, 2003 in the Court of Chancery of the State of Delaware, in and for New Castle County, against Motorola, Next Level and various directors of Next Level were consolidated under the caption: “In re: Next Level Communications Shareholders Litigation, Consolidated Civil Action No. 20114 NC”.

     On March 14, 2003, Barry Feldman, for himself and on behalf of a putative class of Next Level stockholders, filed a complaint in the Delaware Court of Chancery in and for New Castle County, against Walter C. Clay, Alex Good, Craig Kornblau, John McCartney, Richard D. Severns and Paul Latchford, Civil Action No. 20195. The complaint seeks to certify a class of Next Level stockholders and alleges the stockholders were harmed by the defendants’ conduct in adopting the retention agreements with Messrs. Ide, St. Cyr, Sheppard, Weeks, Wiley and Zar which are attached as exhibits to Next Level’s Schedule 14D-9 (the “Retention Agreements”). The complaint seeks injunctive relief to rescind the Retention Agreements, damages and attorneys’ fees.

     On March 24, 2003, Motorola and Next Level reached agreements in principle, subject to court approval, with the class action plaintiffs to settle the lawsuits that had been filed on behalf of Next Level’s shareholders in both Delaware and California relating to the Motorola Offer and the Retention Agreements.

     California Stockholder Litigation

     On January 14, 2003, Scott Sebastian, allegedly a stockholder of Next Level, filed a putative class action complaint in the California Superior Court, Sonoma County, against Next Level and various Next Level directors. The action alleges, among other claims, that: (i) Next Level’s directors breached their fiduciary duty of care by failing to properly value Next Level; (ii) Next Level’s directors would personally benefit from the success of the Motorola Offer and, thus, their approval would constitute self-dealing; (iii) Next Level’s directors have superior information about the Motorola Offer which enables them to profit disproportionately from it; (iv) Next Level’s directors should engage in arm’s-length negotiations as to the terms of the Motorola Offer; and (v) Next Level’ s directors should disclose such superior information to Next Level’s stockholders. Plaintiff seeks declaratory relief, an injunction against the consummation of the Motorola Offer, rescission of any resultant transaction and an injunction requiring Next Level’s directors to obtain a transaction that is in the best interests of Next Level’s stockholders.

     Next Level Litigation

     On February 4, 2003, Next Level, Next Level Partners, LLC (the owner of more than 1.8 million Shares and the largest stockholder of Next Level other than Motorola), Spencer Segura and Jacqueline Segura (the respective owners of approximately 400,000 and approximately 200,000 Shares) filed suit against Motorola in the Court of Chancery of the State of Delaware, in and for New Castle County. Plaintiffs allege among other things that: (i) Motorola violated the non-disclosure agreement between Next Level and Motorola by using confidential information from Next Level to plan, launch and carry out the Motorola Offer; (ii) Motorola breached its fiduciary duty as a controlling stockholder of Next Level by using inside information to plan, launch and carry out the Motorola Offer; (iii) the Motorola Offer is substantively coercive because the Minority Stockholders are not, and cannot be informed of, material information that would affect Next Level’s market value and the economic decision whether to tender; (iv) the Motorola Offer is structurally coercive because Motorola has not explicitly committed to purchasing Shares not tendered in a second step short form merger; (v) the Motorola Offer is coercive because Motorola, having ensured that Next Level has no outside financial support, has threatened that it will no longer support Next Level as an independent company; (vi) the Motorola Offer is subject to entire fairness review and fails that test because the offer is not made at an adequate price and Motorola did not follow a fair process; (vii) Motorola’s refusal to consent to the Independent Committee adopting a stockholder rights plan was a breach of fiduciary duty; (viii) Motorola breached its fiduciary duty of disclosure by materially misstating and omitting certain facts in the Schedule TO; (ix) certain provisions in preferred stock held by Motorola which allegedly prevent Next Level from adopting a stockholder rights plan (the “Blocking Preferred”) conflict with Section 141(a) of the Delaware General Corporation Law and are thus invalid; and (x) the Shares held by Next Level’s officers are properly included in determining whether the Motorola Offer meets the Minimum Tender Condition. Plaintiffs have asked the Court of Chancery to preliminarily and permanently enjoin the Motorola Offer, to rescind the Motorola Offer and any related transactions to the extent they are completed, to compel Motorola to correct its defective disclosures, to require Motorola to pay a “fair price” to the Next Level stockholders of its proceeds with the Motorola Offer, to require Motorola to pay substantial damages to Next Level, to invalidate the Blocking Preferred and to declare that the Shares held by Next Level’s officers be included in determining whether the Motorola Offer meets the Minimum Tender Condition. On February 25, 2003, the Court of Chancery of the State of Delaware denied Next Level Communication’s request for a preliminary injunction of the Motorola Offer. Next Level intends to pursue an expedited appeal with respect to the ruling. On February 27, 2003, the Supreme Court of the State of Delaware declined to hear Next Level Communication’s application for an interlocutory appeal with respect to the Delaware Chancery Court’s ruling on February 25, 2003. On March 24, 2003, Next Level, Next Level Partners, LLC, and Spencer and Jacquelyn Segura dismissed this complaint with prejudice and entered into a settlement agreement with Motorola.

     Other Matters.

     From time to time, we are a party to other actions which arise in the normal course of business. In our opinion, the ultimate disposition of these other matters will not have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     During November 1999, we completed our initial public offering in which we sold 9,775,000 shares of our common stock at a price of $20.00 per share pursuant to a Registration Statement on Form S-1 (File No. 333-85999). Our common stock is listed on The NASDAQ Stock Market’s National Market under the symbol “NXTV.” The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported on The NASDAQ National Market.

Year		High	Low

2002	Fourth Quarter	$1.10	$0.58
	Third Quarter	$1.47	$0.72
	Second Quarter	$1.91	$0.83
	First Quarter	$3.56	$1.38
2001	Fourth Quarter	$6.44	$2.60
	Third Quarter	$6.45	$1.40
	Second Quarter	$12.18	$3.16
	First Quarter	$14.69	$5.02
2000	Fourth Quarter	$71.50	$10.38
	Third Quarter	$125.56	$40.63
	Second Quarter	$128.13	$50.00
	First Quarter	$195.75	$60.75

     On March 31, 2003, the last reported sale price for our common stock on the NASDAQ National Market was $1.17 per share. At March 31, 2003, the number of record holders of our common stock was 300.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation of our business. In addition, we are party to several agreements with Motorola which restrict our ability to pay dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	69,917,868	$5.83	4,675,704
Equity compensation plans not approved by security holders	0	0	0
Total	69,917,868	$5.83	4,675,704

     On December 18, 2002, we and Motorola, Inc. (“Motorola”) entered into a Securities Purchase Agreement whereby Motorola purchased 26,506 shares of our Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”) at a per share purchase price of $830.00, for a total purchase price of approximately $22 million; these shares were issued under Regulation D of the Securities Act. The total purchase price consisted of (i) the cancellation of $10 million under the Credit Agreement (Multi-Draw Term Loan Facility), dated as of May 16, 2001 between us and Motorola, as amended, and (ii) cash in the amount of $12 million. Each share of Series A-2 Preferred is initially convertible into 1,000 shares of our common stock; is entitled to cumulative dividends at an annual rate of 7.5%, payable in cash or additional shares of Series A-2 Preferred; and is entitled to a liquidation preference of $2,075.00 per share in the event of insolvency or dissolution of the Company, in the event of certain change in control, merger or consolidation events and in the event of sales or transfers of a material portion of our assets outside the ordinary course of business. Holders of Series A-2 Preferred may vote their shares together with holders of Common Stock on an as-converted to common stock basis, and certain material actions require the consent of holders of a majority of the Series A-2 Preferred. In connection with the issuance of the Series A-2 Preferred, we granted Motorola a warrant to purchase 7,951,807 shares of our common stock which is currently exercisable with an exercise price of $0.83 per share and a warrant to purchase 220,000 shares of our common stock which is exercisable after December 18, 2007 with an exercise price of $2.00 per share. The warrants expire on December 17, 2007 and December 17, 2012, respectively.

     Also on December 18, 2002, we amended the terms of our outstanding Series A Convertible Preferred Stock (“Series A Preferred”) and Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to (i) remove the provision allowing for redemption at the option of the holder of Series A Preferred or Series A-1 Preferred, as the case may be, after June 25, 2007, and (ii) amend the events under which the holder of Series A Preferred or Series A-1 Preferred, as the case may be, is entitled to a liquidation preference. As amended, the Series A Preferred and Series A-1 Preferred contain substantially identical terms as the Series A-2 Preferred.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included in this annual report.

	2002	2001	2000	1999	1998

	(In thousands, except share data)
Statement of Operations Data:
Revenues	$57,352	$93,245	$150,091	$57,597	$43,830
Cost of revenues	51,444	157,964	125,231	51,557	43,433

Gross profit (loss)	5,908	(64,719)	24,860	6,040	397
Operating Expenses:
Research and development	25,307	46,868	55,834	48,454	47,086
Selling, general and administrative	33,574	53,349	46,907	30,511	26,248
Asset impairments and disposals, net	2,208	8,431	—	—	—
Litigation	—	—	—	—	5,000
Non-cash compensation charge	—	—	2,384	128,284	—

Total operating expenses	61,089	108,648	105,125	207,249	78,334

Operating loss	(55,181)	(173,367)	(80,265)	(201,209)	(77,937)
Interest income (expense), net	(22,793)	(14,454)	5,575	(3,564)	(3,776)
Other expense, net	(537)	(20,785)	(148)	(299)	(18)

Net loss	(78,511)	(208,606)	(74,838)	(205,072)	(81,731)
Preferred stock accretion and dividends	(23,406)

Net loss available to common shareholders	(101,917)	(208,606)	(74,838)	(205,072)	(81,731)

Basic and diluted net loss per common share (pro forma in 1999 and 1998)	$(1.18)	$(2.45)	$(0.91)	$(2.78)	$(1.08)
Shares used to compute basic and diluted net loss per common share ( pro forma in 1999 and 1998)	86,368,288	85,277,764	81,929,663	71,597,834	69,967,053

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,394	$20,580	$35,863	$128,752	$28,983
Working capital	58,611	47,785	85,265	147,948	38,564
Total assets	132,031	154,035	275,716	267,811	97,771
Long-term obligations, net of current portion	87,213	104,428	15,000	25,199	81,275
Total stockholders’ equity (deficit) / partners’ capital (deficit)	11,251	(8,299)	158,749	206,228	(14,769)

     The following table sets forth unaudited statement of operations data for our eight most recent quarters in the period ended December 31, 2002. This unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments, consisting of normal recurring items (In thousands, except per share data)

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	2002	2002	2002	2002	2002

Total revenues	$14,078	$16,778	$12,344	$14,152	$57,352
Gross profit (loss)	1,833	2,666	987	422	5,908
R&D	8,211	5,319	5,545	6,232	25,307
SG&A	9,233	8,686	7,693	7,962	33,574
Impairments and asset disposals	—	—	1,934	274	2,208

Total operating expenses	17,444	14,005	15,172	14,468	61,089
Operating loss	(15,611)	(11,339)	(14,185)	(14,046)	(55,181)
Interest income (expense), net	(5,617)	(9,231)	(6,218)	(1,727)	(22,793)
Other income (expense), net	(290)	(548)	(53)	355	(537)

Net loss	(21,518)	(21,118)	(20,456)	(15,418)	(78,511)

Accretion and dividends payable on preferred stock	(463)	(1,160)	(2,218)	(19,565)	(23,406)
Basic and diluted

Net loss available to common shareholders	$(21,981)	$(22,278)	$(22,674)	$(34,983)	$(101,917)

Shares outstanding	85,933	86,255	86,436	86,838	86,368
Basic and diluted
Net loss per share	$(0.26)	$(0.26)	$(0.26)	$(0.40)	$(1.18)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	2001	2001	2001	2001	2001

Total revenues	$28,738	$31,904	$20,198	$12,406	$93,245
Gross profit (loss)	6,098	(66,038)	2,629	(7,407)	(64,719)
R&D	14,095	12,858	11,788	8,126	46,868
SG&A	14,510	14,838	12,932	11,070	53,349
Impairments and asset disposals	—	796	—	7,635	8,431

Total operating expenses	28,605	28,492	24,720	26,831	108,648
Operating loss	(22,507)	(94,530)	(22,091)	(34,238)	(173,367)
Interest income (expense), net	108	(3,192)	(5,441)	(5,929)	(14,454)
Other income (expense), net	1	(4,413)	(236)	(16,136)	(20,785)

Net loss	(22,398)	(102,135)	(27,768)	(56,303)	(208,606)

Basic and diluted

Net loss available to common shareholders	$(22,398)	$(102,135)	$(27,768)	$(56,303)	$(208,606)

Shares outstanding	84,628	85,233	85,473	85,762	85,278
Basic and diluted
Net loss per share	$(0.26)	$(1.20)	$(0.32)	$(0.66)	$(2.45)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We generate our revenues primarily from sales of our equipment. A small number of customers have accounted for a large part of our revenues to date, and we expect this concentration to continue in the future. Qwest accounted for 24%, 41% and 56% of our total revenues in 2002, 2001 and 2000, respectively. Our agreements with our largest customers do not obligate the customers to purchase any products. In addition, our significant customer agreements generally contain fixed-price provisions. As a result, our ability to generate a profit on these contracts depends upon our ability to produce and market our products at costs lower than these fixed prices.

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

     Beginning in 2001, the global telecommunications market deteriorated, resulting in a reduction in capital spending by our customers. This trend continued in 2002. Additional capital spending reductions may occur during 2003. Reasons for this reduction include the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delay and limited capital availability. As a result, our sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending has created uncertainty as to the level of demand in our target markets. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

     In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of our common stock not owned by Motorola. On April 14, 2003 Motorola announced that it had completed its cash tender offer and that as a result Motorola would own approximately 88.7 percent of our outstanding common stock. Motorola also stated that it intended to convert certain of its shares of our preferred stock into shares of our common stock to achieve a 90 percent ownership level and that it will then effect a short-form merger pursuant to which all of our remaining outstanding shares (other than dissenting shares) will be converted into the right to receive $1.18 per share. Once Motorola completes the short-form merger, we will no longer be a publicly traded company on the Nasdaq National Market or otherwise.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     Revenue Recognition – We recognize revenue when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Generally, we recognize revenue from equipment sales upon shipment. In cases where title and risk of loss pass upon delivery, we recognize revenue from equipment sales upon receipt by the customer. Revenue from installation services is recognized when the services have been completed and acceptance by the customer has occurred. Typically (over 85% of our sales transactions), customers do not purchase our installation services. However, in circumstances where customers purchase our installation services, those services are included with equipment purchases as part of a multiple element arrangement. Fair value of equipment is based on the sales prices offered to customers that purchase only equipment and revenue is generally recognized upon shipment. The installation services are separately priced at a rate approximately equivalent to that charged by third party vendors (i.e. outside parties that provide similar installation services) and the portion of the contract price relating to installation services is deferred until the installation is complete and accepted by the customer. Installation services do not involve a significant change to the features or capabilities of the equipment or building complex interfaces or connections; the equipment is a standard product (i.e. does not require customer specific modification); and installation does not significantly alter the equipment’s capabilities. Revenue from field trials is recognized when the trial has been completed and full payment has been received. We accrue a provision for estimated sales returns as a reduction of revenue at the time of revenue recognition.

     Accrued Warranty — We accrue the estimated cost of product warranties at the time revenues are recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our contract manufacturers, our warranty obligation is affected by actual warranty costs including material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability will be required. We perform ongoing evaluations of the adequacy of our product warranty reserve. Warranty reserve activity is detailed as follows (in millions):

	Beginning		Actual	End
	of year	Accruals	Costs	of year

Year ended December 31:
2000	2.8	5.7	2.9	5.6
2001	5.7	3.8	4.6	4.9
2002	4.8	2.6	3.1	4.3

     Employee Stock-based Compensation – We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). We account for stock-based awards to nonemployees in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Under SFAS No. 123, had the Company recorded compensation expense based on the estimated grant date fair value for awards based on grants under the Plans and the tandem stock grant, the Company’s net loss and net loss per share would have changed.

     Inventories – We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes, and strategic direction, such as discontinuances of product lines, as well as declining market conditions. As a result, we incurred inventory charges of approximately $5.9 million, $76.8 million and $9.0 million during fiscal 2002, 2001 and 2000, respectively. Additionally, during the first quarter of 2003, as we began to consolidate inventories and production to a new primary contract manufacturer, we initiated a thorough quality review of our raw materials on hand, the results of which have not yet been finalized. At December 31, 2002 and 2001, inventories were $40.3 million and $62.6 million, respectively. It is possible that additional inventory charges may occur in the future if there is a further decline in market conditions or if additional restructuring actions are taken.

NEW ACCOUNTING PRONOUNCEMENTS

     Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. We adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     Accounting for Stock-Based Compensation. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In the fourth quarter of 2002, we adopted the disclosure provisions of SFAS 148.

     Accounting and Disclosure Requirements for Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We do not believe the adoption of FIN No. 45 will have a material impact on our consolidated financial condition.

     Revenue Arrangements with Multiple Deliverables. In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, or EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 will be effective for fiscal periods beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF No. 00-21 on our results of operations or financial position.

RESULTS OF OPERATIONS

Comparison of 2002 to 2001

     Revenues. Total revenues in 2002 decreased to $57.4 million from $93.2 million in 2001. The decrease was primarily due to a decrease in equipment sales to Qwest. An equipment revenue analysis by channel is detailed in the following chart. Our equipment revenue is analyzed using three channels: Independent operating companies (IOC), major carriers which currently include Qwest and other North American regional bell operating companies (MAJOR CARRIERS) and other customers which include, among others, multiple service organizations and international customers (OTHER).

CHANNEL	2002	2001

IOC	$40.7	$48.1
MAJOR CARRIERS (PRIMARILY QWEST)	16.2	38.3
OTHER — EQUIPMENT	0.5	4.6
SOFTWARE	—	2.2

TOTAL EQUIPMENT REVENUE	$57.4	$93.2

     Sales to Qwest were significantly reduced in 2002 due to an overall reduction in capital spending by Qwest. Additionally, Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. Qwest reported significant operating losses in 2002, and has reported that it will restate prior period financials for certain incorrectly recorded transactions. These factors may have a significant adverse impact on Qwest’s decision regarding the deployment of our product.

     Sales to IOCs and our other customers decreased in 2002 due to a general slowdown in the telecommunications industry and the resulting reduction of our customers’ capital expenditures.

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

     Cost of Revenues. Total cost of revenues decreased to $51.4 million in 2002 from $158.0 million in 2001. The decrease in our cost of revenues in 2002 was primarily attributable to reduced sales of equipment in 2002 and inventory charges taken in the prior year totaling $76.8 million related to excess inventory, obsolescence and lower of cost or market adjustments. Excluding the inventory charges in 2001, cost of revenues in 2001 were $81.2 million.

     At December 31, 2002, we had inventories of $40.3 million. At each reporting period we perform a detailed review of raw material and finished goods inventories on hand, components under purchase commitments, and a detailed analysis of our sales forecasts and product end-of-life estimates, to determine whether any inventory charges are required. During 2002, we recorded inventory charges totaling $5.9 million based upon our analysis.

     Our gross margin decreased to 10.3% in 2002 from 13.0% in 2001 (excluding inventory write-down related charges). The decline in our gross margin percentage was primarily related to spreading the manufacturing overhead elements of product cost over reduced sales volumes.

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

     Research and development. Research and development expenses decreased to $25.3 million in 2002 from $46.9 million in 2001. The decrease in the research and development expenses was primarily due to cost cutting measures, including a reduction in research and development personnel, implemented in the current year. In the near term, research and development expenses could increase slightly, primarily due to costs associated with new product introductions.

     Selling, general and administrative. Selling, general and administrative expenses decreased to $33.6 million in 2002 from $53.3 million in 2001. The decrease was primarily due to cost-cutting measures, including a reduction in selling, general and administrative personnel. In addition, the 2001 period included $6.5 million in goodwill amortization of which there was none in 2002.

     Asset impairments and disposals, net. Asset impairment and disposals, net, was $2.2 million in 2002 and related primarily to facility consolidation charges. Charges of $0.9 million represented the present value of future minimum lease payments and impaired leasehold improvements on vacated premises and $1.1 million related to cancellation charges on a facility expansion project.

     Asset impairments and disposals in 2001 were $8.4 million and consisted of (i) the write-off of goodwill related to SoftProse of $8.4 million, (ii) loss on disposal of property, plant and equipment of $2.6 million and (iii) the gain on sale of our software product line of $2.6 million.

     Interest income (expense), net. Interest expense, net increased to $22.8 million in 2002 from $14.5 million in 2001. The increase is primarily attributable to an increase in cash and non-cash interest related to our credit agreement with Motorola and is detailed in the following table.

(In millions)	Fiscal Year Ended
	December 31,
	2002	2001

Motorola Credit Facility Cash interest	$(3.7)	$(2.5)
Noncash interest — recurring	(11.2)	(10.5)
Noncash interest — non-recurring (1)	(5.3)	—
Mortgage interest	(1.5)	(0.3)
Vendor note payable interest	(1.5)	(1.8)
Other interest income (expense)	0.4	0.6

	$(22.8)	$(14.5)

(1)	Non-recurring noncash interest is related to conversions of debt to equity that took place in June and September 2002 (See Note 7 to the consolidated financial statements). Noncash interest is expected to decrease in future periods as the entire remaining warrant discount of $6.5 million related to the Motorola credit facility was treated as a dividend upon extension of the facility’s maturity date from May 16, 2003 to May 16, 2006 (see Note 5 to the consolidated financial statements). This extension occurred on October 22, 2002.

     Investment impairments and other expense, net. Investment impairments and other expense were $0.5 in 2002 and primarily related to $0.4 million in warrant issuance expense (see Note 8 to the consolidated financial statements). Investment impairments and other expense in 2001 was $20.8 million, and was primarily related to the write-down of certain long-term investments in Virtual Access of $13.0 million, $4.0 million in Outreach Communications and $3.0 million in Expanse Networks, Inc.

     Preferred stock accretion and dividends. Preferred stock accretion and dividends in 2002 was $23.4 million and related to the issuance of Preferred Stock to Motorola in February 2002, June 2002, September 2002 and December 2002 and the fourth quarter restructuring of such preferred stock in December 2002 (see Note 7 to the consolidated financial statements). There was no accretion or dividends payable on preferred stock in 2001 as there was no preferred stock outstanding in that period.

Comparison of 2001 to 2000

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

CHANNEL	2001	2000

IOC	$48.1	$56.0
MAJOR CARRIERS (PRIMARILY QWEST)	38.3	84.8
OTHER	4.6	5.5
SOFTWARE	2.2	3.8

TOTAL EQUIPMENT REVENUE	$93.2	$150.1

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

     2001 Inventory Write-down.

     To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, in late 2000 we increased inventory levels for certain components and entered into purchase commitments for certain components with long lead times. However, in the quarter ended June 30, 2001, our actual sales, as well as our estimates of forecasted sales in 2001 and 2002 for our current generation of products declined significantly. As a result, inventory related charges were required and were calculated based upon (i) the substantial completion of the negotiation process with our contract manufacturers and their suppliers and our other vendors regarding purchase commitments and cancellations made by us, (ii) the inventory levels in excess of forecasted demand and (iii) our estimates of salvage or recovery value for each raw material or finished good on an item by item basis. We do not currently anticipate that the excess inventory included in this provision will be used based on our current demand forecast. At December 31,

2001, we updated our estimates and recorded an additional inventory charge. These write-downs were included in cost of revenues in 2001 and consisted of the following (in millions):

Excess quantities of raw materials on hand or under purchase commitments, net of salvage	$36.9
Excess quantities of finished goods on hand, net of salvage	10.8
Obsolescence	14.5
Cancellation charges on purchase commitments	5.2
Lower of cost or market write-down on current generation product platform	9.4

Total	$76.8

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

     2000 Inventory Write-down.

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

     Research and development. Research and development expenses decreased to $46.9 million in 2001 from $55.8 million in 2000. The decrease in the research and development expenses was primarily due to cost cutting measures, including a reduction in research and development personnel, implemented in 2001. We reduced our workforce in October 2001 by approximately 15%.

     Selling, general and administrative. Selling, general and administrative expenses increased to $53.3 million in 2001 from $46.9 million in 2000. The increase was attributable to increased goodwill amortization arising from the purchase of SoftProse in July 2000 and higher recruiting and relocation expenses in the first half of 2001. We reduced our workforce in October 2001 by approximately 15%.

     Non-cash compensation charge. Substantially all of our employees in 1999 were granted contingently exercisable stock options that became options to purchase our common stock upon our recapitalization in 1999. In addition, tandem stock options were granted in January 1997 to some of our employees. As a result, non-cash compensation expense was recognized upon the completion of our initial public offering based on the difference between the exercise price of these options and the initial public offering price of our common stock. The non-cash compensation expense related to these option grants in 2000 was $2.4 million. There was no such expense in 2001.

     Asset impairments and disposals, net. Asset impairment and disposals, net, of $8.4 million in 2001 consisted of (i) the write-off of goodwill related to SoftProse of $8.4 million, (ii) loss on disposal of property, plant and equipment of $2.6 million and (iii) the gain on sale of our software product line of $2.6 million.

     Interest income (expense), net. Interest expense, net was $14.5 million in 2001. Interest income, net was $5.6 million in 2000. Interest expense in 2001 included non-cash interest expense of $10.4 million related to our loan agreement with Motorola. Interest income, net in 2000 related primarily to interest earned on our initial public offering proceeds.

     Investment impairments and other expense, net. Investment impairments and other expense, net in 2001 was $20.8 million, and was primarily related to the write-down of certain long-term investments in Virtual Access of $13.0 million, $4.0 million in Outreach Communications and $3.0 million in Expanse Networks, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities decreased to $34.1 million in 2002, from $127.8 million in 2001 and $103.3 million in 2000. The improvement of cash used in operating activities reflects the favorable impact on cash flow of our operating expense reductions, which decreased from $108.6 million in 2001 and $105.1 million in 2000 to $61.1 million in 2002, serving to more than offset the unfavorable impact of the reduction in revenues of $35.9 million from 2001 to 2002 and $92.7 million from 2000 to 2002. Cash flows of $10.1 million generated by positive working capital changes in 2002 primarily related to a $16.5 million reduction in inventories. The use of cash in 2001 primarily related to a $42.7 million increase in inventories and a $25.1 million reduction in accounts payable, partially off-set by a $17.0 million decrease in accounts receivable. Noncash changes in the 2001 period included the conversion of $14.3 million in vendor payables and $10.0 million in vendor purchase commitments into a note payable. The use of cash in 2000 was primarily due to a $73.2 million increase in inventories and a $20.6 million increase in accounts receivable, partially off-set by a $40.1 million increase in accounts payable.

     Net cash used in investing activities was $2.0 million in 2002 and related entirely to capital expenditures. Net cash provided by investing activities in 2001 was $17.8 million; this amount was primarily attributable to the sale of marketable securities, partially off-set by capital expenditures as well as an additional $8.0 million investment in Virtual Access. In 2001, we also received $4.9 million for the sale of our software product line. Net cash used by investing activities was $12.5 million in 2000 and primarily related to $15.5 million in capital expenditures and $15.0 million in investments in Expanse Networks, Inc., OutReach Communications L.L.C. and Virtual Access, partially off-set by the sale of $18.0 million in marketable securities.

     Net cash provided by financing activities was $48.9 million in 2002, $94.7 million in 2001 and $22.9 million in 2000. The 2002 amount primarily related to the proceeds received in connection with the issuance of $65.0 million of preferred stock to Motorola in February, June, September and December 2002. This amount was partially off-set by $15.6 million of repayments on borrowings that related to our vendor note payable and our mortgage note payable. The 2001 amount is primarily related to borrowings of $83.0 million from Motorola, mortgage proceeds of $20.0 million and $14.3 million in proceeds related to our Tax Sharing Agreement with Motorola. The 2001 amount was partially off-set by the repayment of a $25.0 million note. The 2000 amount was primarily related to $15.0 million in proceeds related to the Tax Sharing Agreement with Motorola and $9.3 million related to the issuance of common stock in connection with the exercise of stock options.

     Vendor Note Payable – During the year ended December 31, 2002, we made principal and interest payments totaling $18.0 million under our vendor note payable. The remaining principal and interest payment of $9.5 million was paid on March 31, 2003.

     Contractual Obligations - The following table sets forth our contractual obligations, including interest, as of December 31, 2002 (in millions):

	Payments Due by Period

	2003	2004	2005	2006	2007	Thereafter	Total

Vendor Note Payable (1)	$9.5	—	—	—	—	—	$9.5
Motorola Debt
Note Payable (2)	2.2	$2.2	$2.2	$41.8	—	—	48.4
Tax Sharing Liability (3)	—	—	—	29.3	—	—	29.3
Mortgage Debt (4)	2.5	2.5	2.5	2.5	$2.5	$14.6	27.1
Off-Balance Sheet Commitments
Vendor Purchase Commitments (5) (6)	10.0	—	—	—	—	—	10.0
Operating Leases (7)	1.2	1.2	1.2	0.8	—	—	4.4

Total Contractual Obligations	$25.4	$5.9	$5.9	$74.4	$2.5	$14.6	$128.7

(1)	Due (and paid) March 31, 2003.

(2)	On October 22, 2002, maturity was extended from May 16, 2003 to May 16, 2006.

(3)	Due in 2006 if Motorola does not achieve expected tax benefits. Maturity will be accelerated in whole or in part if certain conditions (such as our completion of a debt or equity offering greater than $25.0 million) are met.

(4)	Annual principal and interest payments required plus $4.9 million balloon payment due in 2011.

(5)	Represents commitments as of December 31, 2002, with various suppliers to purchase certain raw materials and finished goods.

(6)	In addition to the amounts in the table, we have recently entered negotiations with a vendor to settle or eliminate a long-standing purchase commitment with a maximum exposure of approximately $7.0 million.

(7)	Future minimum lease payments under non-cancelable operating leases for certain facilities and equipment.

     In 2002, net loss was $78.5 million and net cash used in operating activities was $34.1 million. As of December 31, 2002, our accumulated deficit was $567.0 million. At March 31, 2003, we had cash and cash equivalents of $14.1 million, after making a final payment of $9.5 million to extinguish our Vendor Note Payable and paying approximately $5.0 million of non-recurring expenses related to the Motorola tender offer.

     During 2002, we instituted the following measures to improve cash flow:

•	We reduced our workforce by approximately 120 employees or 33% in January 2002; this reduction, along with other cost saving measures implemented, helped us reduce cash overhead expenses by $37.2 million (39%) from 2001 to 2002; and

•	we reduced inventory by $22.4 million (36%) in 2002, generating net cash flow of approximately $16.5 million;

     Since late 2000, we have been significantly dependent on Motorola for funding. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. Cash proceeds from preferred stock issuances totaled $65.0 million in 2002. We converted $42.0 million of debt due to Motorola to preferred stock in 2002. We have a remaining debt obligation to Motorola of $41.0 million; in October 2002 the maturity date of this debt was extended from May 2003 to May 2006.

     In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of our common stock not owned by Motorola. On April 14, 2003 Motorola announced that it had completed its cash tender offer and that as a result Motorola would own approximately 88.7 percent of our outstanding common stock. Motorola also stated that it intended to convert certain of its shares of our preferred stock into shares of our common stock to achieve a 90 percent ownership level and that it will then effect a short-form merger pursuant to which all of our remaining outstanding shares (other than dissenting shares) will be converted into the right to receive $1.18 per share. Once Motorola completes the short-form merger, we will no longer be a publicly traded company on the Nasdaq National Market or otherwise.

     In the last three quarters of 2002, we reduced our average quarterly negative operating cash flow to approximately negative $4.8 million. Subject to the effect of a significant change in our revenues on working capital, we expect 2003 cash flow from operations to be consistent with this trend (excluding the approximately $5.0 million of tender offer expenses paid in the first quarter of 2003). Our ability to generate positive operating cash flow is dependent on our ability to increase sales, convert our inventory and accounts receivable to cash, negotiate favorable terms with our vendors, effectively manage our operating costs and continue to raise sufficient operating capital. We believe that the combination of cash on hand, the cash flows expected to be generated from operations and the cost savings generated by further planned expense reductions will be sufficient to enable us to meet our financial obligations and sustain our operations through the third quarter of 2003. We intend to aggressively pursue additional sources of financing to support our operations on a continuing basis.

RISK FACTORS IF MOTOROLA DOES NOT COMPLETE THE MERGER

     In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of our common stock not owned by Motorola. On April 14, 2003 Motorola announced that it had completed its cash tender offer and that as a result Motorola would own approximately 88.7 percent of our outstanding common stock. Motorola also stated that it intended to convert certain of its shares of our preferred stock into shares of our common stock to achieve a 90 percent ownership level and that it will then effect a short-form merger pursuant to which all of our remaining outstanding shares (other than dissenting shares) will be converted into the right to receive $1.18 per share. Once Motorola completes the short-form merger, we will no longer be a publicly traded company on the Nasdaq National Market or otherwise.

     If Motorola does not complete the merger, we will be subject to the following risks, which you should carefully consider.

The Company’s 2002 Financial Statements by a “Going Concern” Opinion from its independent Accountants; this Going Concern Opinion Could have a Significant Adverse Effect on the Company’s Ability to Sell its Products to Existing Customers and to Gain New Customers for its Products

     The opinion of the Company’s independent accountants on the Company’s 2002 financial statements is subject to a “going concern” qualification and states that the Company’s operations and cash position raise substantial doubt about its ability to continue as a going concern through 2003. The Company’s existing customers may be unwilling to continue to purchase products from a company the financial statements of which are subject to a going concern qualification. Potential new customers may also be unwilling to even discuss purchases of products with a company the financial statements of which are subject to a going concern qualification. For these reasons, the going concern qualification may have a material adverse effect on the Company’s existing business and prospects for the future.

We have been financially dependent on Motorola and any change in their level of commitment could have an adverse impact on us.

     Since late 2000, we have been significantly dependent on Motorola for funding. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. Preferred stock issuances for cash proceeds totaled $65.0 million in 2002. We have a remaining debt obligation to Motorola of $41.0 million; in October 2002 the maturity date of this debt was extended from May 2003 to May 2006.

     In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of our common stock not owned by Motorola. While the tender offer has been outstanding, our ability to secure outside financing has been significantly inhibited. In the event that the short-form merger is not consummated, we intend to actively seek additional financing, but there can be no assurance that we will be successful in our efforts to obtain additional funding sources. In this regard, Motorola has certain veto rights and other rights and preferences with respect to its debt and equity holdings in us that Motorola will need to waive or amend in order for us to complete any such financing, and there can be no assurance that Motorola will continue to fund our operations or agree to waive or amend any of such rights. In addition, any financing that may be obtained by us may be significantly dilutive to our existing stockholders.

If we do not obtain additional capital funding, we may not be able to continue operations.

     In 2002, net loss was $78.5 million and net cash used in operating activities was $34.1 million. As of December 31, 2002, our accumulated deficit was $567.0 million. At March 31, 2003, we had cash and cash equivalents of $14.1 million, after making a final payment of $9.5 million to extinguish our Vendor Note Payable and paying approximately $5.0 million of non-recurring expenses related to the Motorola tender offer.

     In the last three quarters of 2002, we reduced our average quarterly negative operating cash flow to approximately negative $4.8 million. Subject to the effect of a significant change in our revenues on working capital, we expect 2003 cash flow from operations to be consistent with this trend (excluding the approximately $5.0 million of tender offer expenses paid in the first quarter of 2003). Our ability to generate positive operating cash flow is dependent on our ability to increase sales, convert our inventory and accounts receivable to cash, negotiate favorable terms with our vendors, effectively manage our operating costs and continue to raise sufficient operating capital. We believe that the combination of cash on hand, the cash flows expected to be generated from operations and the cost savings generated by further planned expense reductions will be sufficient to enable us to meet our financial obligations and sustain our operations through the third quarter of 2003. We intend to aggressively pursue additional sources of financing to support our operations on a continuing basis.

Motorola may exercise significant influence over our business and affairs and our stockholder votes and, for its own reasons, could prevent transactions which our other stockholders may view as favorable.

     Prior to the consummation of its tender offer, Motorola beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) approximately 89.5% of the outstanding shares of our common stock as of March 31, 2003; and it announced that an additional 13.3 million shares were tendered to Motorola in the tender offer. Motorola also has designated two directors on our board. As a result, Motorola will be able to exercise significant influence over all matters relating to our business and affairs, including approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us and could prevent you from receiving a premium for your shares.

     In the event that the merger is not consummated, we do not know whether Motorola’s plans for our business and affairs will be different than our existing plans and whether any changes that may be implemented under Motorola’s control will be beneficial or detrimental to our other stockholders.

Motorola may have interests that conflict with the best interests of our other stockholders and us and may cause us to forgo opportunities or take actions that disproportionately benefit Motorola as our principal stockholder.

     It is possible that Motorola could be in a position involving a conflict of interest with us. In addition, individuals who are officers or directors of Motorola and of us may have fiduciary duties to both companies. For example, a conflict may arise if Motorola were to engage in activities or pursue corporate opportunities that may overlap with our business. These conflicts could harm our business and operating results. Our certificate of incorporation contains provisions intended to protect Motorola as our principal stockholder in these situations. These provisions limit the legal remedies of other stockholders.

If we fail to meet the continued listing requirements of the Nasdaq Stock Market, our stock could be delisted.

     Our stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements on us for the continued listing of our stock.

     Currently we are in compliance with all Nasdaq National Market listing requirements. If we are out of compliance in the future with Nasdaq listing requirements, we may take actions in order to achieve compliance, which may include a transfer to the Nasdaq Small Cap Market and/or a reverse split of our common stock. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced analyst coverage and investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting also may restrict us from issuing additional securities or securing additional financing.

We have incurred net losses and negative cash flow for our entire history and we expect to incur future losses and negative cash flow.

     We incurred net losses of $78.5 million in 2002, and we expect to continue to incur net losses in future quarters. Our ability to achieve profitability will depend on the successful design, development, testing, introduction, marketing and sale of our broadband equipment products. We expect to continue to incur significant product development, sales and marketing, and administrative expenses. In addition, we depend in part on cost reductions to improve gross profit margins because the fixed-price nature of most of our long-term customer agreements prevents us from increasing prices. We may not be successful in reducing our costs or in selling our products in sufficient volumes to realize cost benefits from our manufacturers. There is no guarantee that we can achieve sufficient revenues or gross profit margin improvements to achieve profitability.

The loss of or reduction in business from Qwest could cause our sales to fall significantly.

     Qwest accounted for 24% and 41% of total revenues in 2002 and 2001. Our agreements with our customers are cancelable by these customers on short notice, without penalty, do not obligate the customers to purchase any products and are not exclusive. Sales to Qwest have been reduced from 2001 to 2002 due to an overall reduction in capital spending by Qwest. Additionally,

Qwest has slowed its purchases of our equipment while it re-evaluates its plans regarding the deployment of VDSL across its network. Sales to Qwest in the future are dependent upon its decision regarding the deployment of our product and its overall capital spending plans. Qwest reported significant operating losses in 2002, and has reported that it will restate prior period financials for certain incorrectly recorded transactions. These factors may have an adverse impact on Qwest’s decision regarding the deployment of our product. Any continued significant reduction in purchases of our equipment by Qwest could have a material adverse effect on us.

A significant market for our products may not develop if telephone companies do not successfully deploy broadband services such as high-speed data and video.

     Telephone companies have only recently begun widely offering high-speed data services, and most telephone companies have not offered video services at all. Sales of our products largely depend on the increased use and widespread adoption of broadband services and the ability of our customers to market and sell broadband services, including video services, to their customers. Certain critical issues concerning use of broadband services are unresolved and will likely affect their use. These issues include security, reliability, speed and volume, cost, government regulation and the ability to operate with existing and new equipment. Unless more large telephone companies make the strategic decision to enter the market for providing broadband services, a significant market for our products may not develop. In this regard, announced capital expenditures by most telephone companies decreased from 2001 to 2002.

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

     Our customers have delayed deployments in the past and may delay deployments in the future. Factors that could cause telephone companies not to deploy, to delay deployment of, or to fail to deploy successfully the services for which our products are designed include the following:

•	general economic conditions and telephone company capital spending plans;

•	industry consolidation;

•	regulatory uncertainties and delays;

•	varying quality of telephone companies’ network infrastructure and cost of infrastructure upgrades and maintenance;

•	inexperience of telephone companies in obtaining access to video programming content from third-party providers;

•	inexperience of telephone companies in providing broadband services and the lack of sufficient technical expertise and personnel to install products and implement services effectively;

•	uncertain subscriber demand for broadband services; and

•	inability of telephone companies to predict return on their investment in broadband capable infrastructure and equipment.

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

     Our quarterly revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Fluctuations in our quarterly revenues or operating results may cause volatility in the price of our stock. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors, which may cause the price of our stock to fall. Factors likely to cause variations in our quarterly revenues and operating results include:

•	delays or cancellations of any orders by Qwest, which accounted for approximately 24% of our revenues in 2002, or by any other customer accounting for a significant portion of our revenues;

•	variations in the timing, mix and size of orders and shipments of our products throughout a quarter or year;

•	new product introductions by us or by our competitors;

•	the timing of upgrades of telephone companies’ infrastructure;

•	general economic conditions and variations in capital spending budgets of telephone companies; and

•	increased expenses, whether related to sales and marketing, product development or administration.

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

     Despite the FCC’s recent decision to deregulate the facilities and equipment used to provide high-speed data and video services, telephone companies may not wish to make expenditures for infrastructure and equipment required to provide broadband services until the FCC’s decision becomes final, which may not be for several years.

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

     From time to time, third parties, including our competitors and customers, have asserted patent, copyright and other intellectual property rights to technologies that are important to us. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in our market grows and the functionality of products overlaps, and our products may currently infringe on one or more United States or international patents. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with third parties that could arise in the future, we could be required:

•	to pay substantial damages, including paying treble damages if we are held to have willfully infringed;

•	to halt the manufacture, use and sale of infringing products;

•	to expend significant resources to develop non-infringing technology; and/or

•	to pay significant sums to obtain licenses to the infringing technology.

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

     We contract for the manufacture of all of our products and have limited in-house manufacturing capabilities. We currently rely primarily on one large contract manufacturer: Plexus Services Corp. The efficient operation of our business will depend, in large part, on our ability to have Plexus and other companies manufacture our products in a timely manner, cost-effectively and in sufficient volumes, while maintaining consistent quality. As our business grows, Plexus and other contract manufacturing companies may not have the capacity to keep up with the increased demand. Any manufacturing disruption could impair our ability to fulfill orders and could cause us to lose revenue and/or customers.

We may be required to write down the value of our inventories in the future, which could be harmful to our operating results.

     In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes, and strategic direction, such as discontinuances of product lines. As a result, we incurred inventory charges of approximately $5.9 million, $76.8 million and $9.0 million during fiscal 2002, 2001, and 2000, respectively. Additionally, during the first quarter of 2003, as we began to consolidate inventories and production to a new primary contract manufacturer, we initiated a thorough quality review of our raw materials on hand, the results of which have not yet been finalized. At December 31, 2002 and 2001, inventories were $40.3 million and $62.6 million, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future, especially if there is a further decline in market conditions or a change in product transition plans.

Our manufacturers may not be able to deliver our products on time, at favorable prices, or in sufficient quantities.

     Although we currently have a one-year contracts in place with Plexus Services Corp., that contract does not absolutely guarantee product availability, firmly fix product costs or ensure the extension of credit. If Plexus and/or our other manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of three months. It is possible that a source may not be available to us when needed or be in a position to satisfy our production requirements at acceptable prices and on a timely basis. If we cannot find alternative sources for the manufacture of our products, we will not be able to meet existing demand. As a result, we may lose existing customers, and our ability to gain new customers may be significantly constrained.

Our inability to produce sufficient quantities of our products because of our dependence on components from key sole suppliers could result in delays in the delivery of our products and could harm our revenues.

     Some parts, components and equipment used in our products are obtained from sole sources of supply. If our sole source suppliers fail to provide or we fail to obtain components in sufficient quantities when required, delivery of our products could be delayed resulting in decreased revenues. Additional sole-sourced components may be incorporated into our equipment in the future. We do not currently have any long-term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results.

The occurrence of any defects, errors or failures in our products could result in delays in installation, product returns and other losses to us or to our customers or end users.

     Our products are complex and may contain undetected defects, errors or failures. These problems have occurred in our products in the past and additional problems may occur in our products in the future and could result in the loss of or delay in market acceptance of our products. In addition, we expect additional defects, errors and failures as our business expands from trials to commercial deployment at certain customers. We will have limited experience with the problems that could arise with any new products that we introduce. Further, our customer agreements generally include a longer warranty for defects than our manufacturing agreements. These defects could result in a loss of sales and additional costs and liabilities to us as well as damage to our reputation and the loss of our customers.

We do not have significant experience in international markets and may have unexpected costs and difficulties in developing international revenues.

     We hope to increase the marketing and sales of our products internationally. International operations are generally subject to inherent risks and challenges that could harm our operating results, including:

•	unexpected changes in telecommunications regulatory requirements;

•	limited number of telephone companies operating internationally;

•	expenses associated with developing and customizing our products for foreign countries;

•	tariffs, quotas and other import restrictions on telecommunications equipment;

•	longer sales cycles for our products;

•	fluctuating exchange rates affecting costs, pricing and revenues; and

•	compliance with international standards that differ from domestic standards.

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

     As of March 31, 2003, Motorola owned 64.1 million shares of our common stock, 7.5 million shares of preferred stock convertible into 91.7 million shares of common stock and warrants to purchase an additional 41.3 million shares of our common stock. In addition, Motorola has announced that an additional 13.3 million shares were tendered to Motorola in its tender offer. If Motorola or any of our other stockholders sells substantial amounts of common stock, including shares issued upon exercise of outstanding options and warrants, in the public market, the market price of the common stock could fall. In addition, any distribution of shares of our common stock by Motorola to its stockholders could also have an adverse effect on the market price.

     Motorola and its transferees are entitled to registration rights pursuant to which they may require that we register their shares under the Securities Act of 1933.

     In addition, as of March 31, 2003, there were outstanding options to purchase approximately 20.0 million shares of our common stock. Subject to vesting provisions and, in the case of our affiliates, volume and manner of sale restrictions, the shares of common stock issuable upon the exercise of our outstanding employee options will be eligible for sale into the public market at various times.

Anti-takeover provisions in our charter documents and Delaware law, along with retention agreements with certain key employees, could prevent or delay a change in control of our company that a stockholder may consider favorable.

     Several provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	restricting business combinations with interested stockholders;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	requiring super-majority voting to effect amendments to our certificate of incorporation and bylaws.

     Some of these provisions do not currently apply to Motorola and its affiliates.

     In addition, certain key employees, including President and CEO J. Michael Norris and his six direct reports, have employment contracts and/or retention agreements containing change-of-control provisions which potential acquirers may find unfavorable.

     Any or all of the above could prevent or delay a change in control of our company that a stockholder may consider favorable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest rate fluctuation. Interest on our debt to Motorola is variable, payable monthly and is determined on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (4.9% at December 31, 2002). If interest rates increased by 10% (0.5% change in interest rate), our interest expense on this debt would increase by approximately $0.2 million. We do not engage in any hedging activities, and we do not use derivatives or equity investments for cash investment purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Next Level Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Next Level Communications, Inc. and subsidiary (the “Company”) (a majority-owned subsidiary of Motorola, Inc.) as of December 31, 2002 and 2001 and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Next Level Communications, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

San Francisco, California
April 15, 2003

Next Level Communications, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000
Revenues
Equipment	$57,352	$91,030	$146,314
Software	—	2,215	3,777

Total Revenues	57,352	93,245	150,091
Cost of Revenues
Equipment	51,444	157,837	125,090
Software	—	127	141

Total Cost of Revenues	51,444	157,964	125,231

GROSS PROFIT (LOSS)	5,908	(64,719)	24,860
OPERATING EXPENSES
Research & development	25,307	46,868	55,834
Selling, general and administrative	33,574	53,349	46,907
Asset impairments and disposals, net	2,208	8,431	—
Non-cash compensation charge	—	—	2,384

Total operating expenses	61,089	108,648	105,125

OPERATING LOSS	(55,181)	(173,367)	(80,265)

INTEREST INCOME (EXPENSE), NET	(22,793)	(14,454)	5,575
INVESTMENT IMPAIRMENTS	—	(20,000)	—
OTHER EXPENSE, NET	(537)	(785)	(148)

NET LOSS	(78,511)	(208,606)	(74,838)
PREFERRED STOCK ACCRETION AND DIVIDENDS	(23,406)	—	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(101,917)	$(208,606)	$(74,838)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.18)	$(2.45)	$(0.91)

SHARES USED TO COMPUTE BASIC AND DILUTED NET LOSS PER COMMON SHARE	86,368	85,278	81,930

See notes to consolidated financial statements.

Next Level Communications, Inc.
Consolidated Balance Sheets
December 31, 2002 and 2001
(In Thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$33,394	$20,580
Trade receivables, less allowance for doubtful accounts of $1,028 and $1,332, respectively	9,799	15,989
Other receivables	3,852	3,373
Inventories	40,267	62,645
Prepaid expenses and other	4,866	3,104

Total current assets	92,178	105,691
Property and equipment, net	38,249	46,740
Long-term investments and other assets	1,604	1,604

Total Assets	$132,031	$154,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,832	$13,938
Accrued liabilities	14,361	19,213
Notes and loans payable
Note payable to vendor	8,734	24,340
Note payable — current portion of mortgage note	1,159	—
Deferred revenue	481	415

Total current liabilities	33,567	57,906

Long-term obligations
Due to Motorola
Note payable, net of discount	40,954	55,984
Tax sharing agreement liability	29,346	29,346
Mortgage note, net of discount	16,913	19,098

Total long term liabilities	87,213	104,428

Commitments and contingencies (Note 12)
Stockholders’ Equity (Deficit)
Preferred stock — $.01 par value ($75), 10,000,000 shares authorized 7,452,818 issued and outstanding	102,097	—
Common stock — $.01 par value, 400,000,000 shares authorized, 87,054,663 and 85,869,316 common shares issued and outstanding, respectively	803	791
Additional paid-in-capital	475,378	479,426
Accumulated deficit	(567,027)	(488,516)

Total Stockholders’ Equity (Deficit)	11,251	(8,299)

Total Liabilities and Stockholders’ Equity (Deficit)	$132,031	$154,035

See notes to consolidated financial statements.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	Redeemable Convertible	Common	Stock	Preferred	Stock	Additional	Deferred	Accumulated
	Preferred Stock	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Deficit	Total

Balance, December 31, 1999		79,752	$754			$412,930	$(2,384)	$(205,072)	$206,228
Issuance of common stock in connection with:
Exercise of stock options and employee stock purchase plan		2,183	21			9,230			9,251
Exercise of warrants		2,369							—
Acquisition of SoftProse		139	1			16,861	(365)		16,497
Additional initial public offering expenses						(898)			(898)
Amortization of deferred compensation							2,509		2,509
Net loss								(74,838)	(74,838)

Balance, December 31, 2000		84,443	776			438,123	(240)	(279,910)	158,749

Issuance of common stock in connection with:
Exercise of stock options and employee stock purchase plan		1,426	15			2,774			2,789
Issuance of warrants to Motorola						38,123			38,123
Stock-based compensation and other						406			406
Amortization of deferred compensation							240		240
Net loss								(208,606)	(208,606)

Balance, December 31, 2001		85,869	791			479,426	—	(488,516)	(8,299)

Issuance of common stock in connection with:
Exercise of stock options, 401(K) Stock Match and employee stock purchase plan		1,186	12			1,001			1,013
Issuance of convertible redeemable preferred stock	$64,931
Issuance of warrants to Motorola- redeemable convertible preferred Stock						13,709			13,709
Beneficial Conversion Feature- Preferred Stock	6,360
Preferred stock accretion	2,933								0
Dividend of Beneficial Conversion Feature	5,923								0
Dividends on redeemable convertible preferred stock	3,460								0
Dividends on preferred stock	(83,607)					290			290
Conversion on elimination of redemption feature				7,426	$83,607				83,607
Issuance of preferred stock to Motorola				27	15,915				15,915
Beneficial Conversion Feature- Preferred Stock					2,575				2,575
Issuance of warrants to Motorola- Preferred Stock						3,510			3,510
Dividend of Beneficial Conversion Feature						2,575			2,575
Revaluation of warrants on Motorola note payable						(3,987)			(3,987)
Warrants issued on extension of Motorola note payable						1,706			1,706
Stock-based compensation and other						554			554
Dividends to preferred stockholder						(23,406)			(23,406)
Net loss								(78,511)	(78,511)

Balance, December 31, 2002	—	87,055	$803	7,453	$102,097	$475,378	$—	$(567,027)	$11,251

See notes to consolidated financial statements.

Next Level Communications, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

(In Thousands)	Years ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net loss	$(78,511)	$(208,606)	$(74,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory charges	5,885	76,816	9,000
Impairment of investments and property and equipment	1,371	24,094	—
Impairment of goodwill	—	8,452
Other	579	536	2,624
Depreciation and amortization	9,509	17,649	13,813
Amortization of discount on note payable to Motorola	16,526	10,427	—
Stock issued in connection with 401(k) Plan	404	—	—
Equity in net loss of investee	—	635	—
Gain on sale of software product line	—	(2,576)	—
Changes in assets and liabilities:
Trade receivables	6,170	17,004	(20,558)
Inventories	16,493	(42,697)	(73,211)
Other assets	(2,241)	(809)	(782)
Accounts payable	(5,106)	(25,089)	40,106
Accrued liabilities and deferred revenue	(5,224)	(3,642)	532

Net cash used in operating activities	(34,145)	(127,806)	(103,314)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,950)	(5,045)	(15,515)
Proceeds from sale (purchases) of marketable securities, net	—	25,000	18,044
Purchase of long-term investments	—	(8,000)	(14,988)
Proceeds from sale of software product line	—	4,875	—
Return of capital from long-term investment	—	1,000	—

Net cash (used in) provided by investing activities	(1,950)	17,830	(12,459)

FINANCING ACTIVITIES
Proceeds from Motorola financings:
Proceeds from issuance of redeemable convertible preferred stock and warrants	53,000	—	—
Proceeds from issuance of preferred stock and warrants	12,000
Note payable and warrants	—	82,954	—
Tax sharing agreement	—	14,346	15,000
Proceeds from mortgage	—	20,000	—
Repayment of mortgage	(1,089)	(176)	—
Repayment of capital lease obligations	—	(330)	(617)
(Repayment of) proceeds from borrowings	(15,605)	(25,000)	148
Issuance of common stock and other	603	2,899	9,251
Initial public offering expenses, net	—	—	(898)

Net cash provided by financing activities	48,909	94,693	22,884

Net (decrease) increase in cash and cash equivalents	12,814	(15,283)	(92,889)
Cash and cash equivalents, beginning of period	20,580	35,863	128,752

Cash and cash equivalents, end of period	$33,394	$20,580	$35,863

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Motorola note payable to convertible redeemable preferred stock	32,000	—	—
Conversion of Motorola Note payable to preferred stock	10,000
Conversion of vendor payables and commitments into note payable	—	24,340	—
Amount held in escrow for software product line sale	—	575	—
Acquisition of SoftProse — issuance of common stock	—	—	16,862
- liabilities assumed, net	—	—	91
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	7,709	2,614	630
Cash paid for income taxes	152	163	43

See notes to consolidated financial statements.

NEXT LEVEL COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS

          Next Level Communications, Inc. (the “Company”), a Delaware corporation headquartered in Rohnert Park, California, is a leading provider of broad-band communications systems that enable telephone companies and other emerging communications service providers to cost-effectively deliver voice, data and video services over the existing copper wire telephone infrastructure.

          The entity which became the Company was originally incorporated as a California corporation in 1994. In September 1995, the California corporation was acquired by General Instrument Corporation (“General Instrument”). On November 9, 1999, the Company issued 9,775,000 shares of common stock at $20.00 per share for net proceeds of $177.0 million in an initial public offering (the “Offering”). In January 2000, General Instrument was acquired by Motorola, Inc.

          In 2002, net loss was $78.5 million and net cash used in operating activities was $34.1 million. As of December 31, 2002, the Company’s accumulated deficit was $567.0 million. At March 31, 2003, the Company had cash and cash equivalents of $14.1 million, after making a final payment of $9.5 million to extinguish the Company’s Vendor Note Payable and paying approximately $5.0 million of non-recurring expenses related to the Motorola tender offer.

          During 2002, the Company instituted the following measures to improve cash flow:

•	the Company reduced its workforce twice in 2001 and in January 2002; these reductions, along with other cost saving measures implemented, helped the Company reduce operating expenses by $47.6 million (44%) from 2001 to 2002; and

•	the Company reduced inventory by $22.4 million (36%) in 2002, generating net cash flow of approximately $16.5 million;

          Since late 2000, the Company has been significantly dependent on Motorola for funding. Loans from Motorola totaled $15.0 million in 2000 and $97.3 million in 2001. Cash proceeds from preferred stock issuances totaled $65.0 million in 2002. The Company converted $42.0 million of debt due to Motorola to preferred stock in 2002. The Company has a remaining debt obligation to Motorola of $41.0 million; in October 2002 the maturity date of this debt was extended from May 2003 to May 2006.

          In the last three quarters of 2002, the Company reduced its average quarterly negative operating cash flow to approximately negative $4.8 million. Subject to the effect of a significant change in our revenues on working capital, management expects 2003 cash flow from operations to be consistent with this trend (excluding the approximately $5.0 million of tender offer expenses paid in the first quarter of 2003). The Company’s ability to generate positive operating cash flow is dependent on its ability to increase sales, convert its inventory and accounts receivable to cash, negotiate favorable terms with its vendors, effectively manage its operating costs and continue to raise sufficient operating capital. Management believes that the combination of cash on hand, the cash flows expected to be generated from operations and the cost savings generated by further planned expense reductions will be sufficient to enable the Company to meet its financial obligations and sustain its operations through the third quarter of 2003. Management intends to aggressively pursue additional sources of financing to support its operations on a continuing basis, if necessary.

          In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of the Company’s common stock not owned by Motorola. On April 14, 2003 Motorola announced that it had completed its cash tender offer and that as a result Motorola would own approximately 88.7 percent of the Company’s outstanding common stock. Motorola also stated that it intended to convert certain of its shares of the Company’s preferred stock into shares of the Company’s common stock to achieve a 90 percent ownership level and that it will then effect a short-form merger pursuant to which all of our remaining outstanding shares (other than dissenting shares) will be converted into the right to receive $1.18 per share. Once Motorola completes the short-form merger, the Company will no longer be a publicly traded company on the Nasdaq National Market or otherwise.

          In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of the Company’s common stock not owned by Motorola. On April 14, 2003 Motorola announced that it had completed its cash tender offer and that as a result Motorola would own approximately 88.7 percent of the Company’s outstanding common stock. Motorola also stated that it intended to convert certain of its shares of the Company’s preferred stock into shares of the Company’s common stock to achieve a 90 percent ownership level and that it will then effect a short-form merger pursuant to which all of our remaining outstanding shares (other than dissenting shares) will be converted into the right to receive $1.18 per share. Once Motorola completes the short-form merger, the Company will no longer be a publicly traded company on the Nasdaq National Market or otherwise.

2.	SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates include the inventory write-down and loss on purchase commitments (see Note 3) and long-term investment and property and equipment write-downs (see Note 8). Actual results could differ from those estimates.

          Principles of Consolidation - These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SoftProse, Inc. (no impact on 2002 results). All significant intercompany transactions and balances have been eliminated.

          Revenue Recognition - The Company recognizes revenue when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Generally, the Company recognizes revenue from equipment sales upon shipment. In cases where title and risk of loss pass upon delivery, the Company recognizes revenue from equipment sales upon receipt by the customer. Revenue from installation services is recognized when the services have been completed and acceptance by the customer has occurred. Typically (over 85% of the Company’s sales transactions), customers do not purchase the Company’s installation services. However, in circumstances where customers purchase the Company’s installation services, those services are included with equipment purchases as part of a multiple element arrangement. Fair value of equipment is based on the sales prices offered to customers that purchase only equipment and revenue is generally recognized upon shipment. The installation services are separately priced at a rate approximately equivalent to that charged by third party vendors (i.e. outside parties that provide similar installation services) and the portion of the contract price relating to installation services is deferred until the installation is complete and accepted by the customer. Installation services do not involve a significant change to the features or capabilities of the equipment or building complex interfaces or connections; the equipment is a standard product (i.e. does not require customer specific modification); and installation does not significantly alter the equipment’s capabilities. Revenue from field trials is recognized when the trial has been completed and full payment has been received. The Company accrues a provision for estimated sales returns as a reduction of revenue at the time of revenue recognition.

          The Company accrues a provision for estimated sales returns and product warranty costs at the time of revenue recognition. Deferred revenue relates to advance payments received on equipment sales contracts in advance of revenue recognition.

          Software license revenues are recognized when software revenue recognition criteria have been met, pursuant to Statement of Position 97-2, Software Revenue Recognition, as revised. License revenue is recognized when a noncancelable license agreement has been signed, delivery has occurred, the fees are fixed and determinable and collection is probable. The portion of revenues from new license agreements which relate to the Company’s obligations to provide customer support are deferred, based upon the price charged for customer support when it is sold separately, and recognized ratably over the maintenance period. Revenue from the renewal of customer support contracts is recognized ratably over the term of the agreement. The Company sold its software product line in October 2001. Accordingly, the Company has no deferred software license revenue at December 31, 2002 and 2001.

          Product Warranty - The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related equipment revenue. Actual warranty costs incurred are charged against the warranty reserve when paid. The Company performs ongoing evaluations of the adequacy of its product warranty reserve. Warranty reserve activity is detailed as follows (in millions):

	Balance at			Balance at
	Beginning		Actual	End
	of year	Accruals	Cost	of year

Year ended December 31:
2000	2.8	5.7	2.9	5.6
2001	5.7	3.8	4.6	4.9
2002	4.8	2.6	3.1	4.3

          Research and Development Costs - Research and development costs are charged to operations as incurred.

          Stock-Based Compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). The Company accounts for stock-based awards to nonemployees in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, or SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In the fourth quarter of 2002, the Company adopted the disclosure provisions of SFAS 148.

          Under SFAS No. 123, had the Company recorded compensation expense based on the estimated grant date fair value for awards based on grants under the Plans and the tandem stock grant, the Company’s net loss and net loss per share would have changed. The amounts below represent the pro forma amounts for fiscal 2002, 2001 and 2000 (in millions, except for per share amounts):

	2002	2001	2000

Net loss available to common shareholders, as reported	$(101.9)	$(208.6)	$(74.8)
Add stock compensation determined using intrinsic method	—	0.2	2.5
Less stock compensation determined using the fair value method	(35.8)	7.4	(165.1)

Pro forma net loss, as adjusted	(137.7)	(201.0)	(237.4)
Diluted net loss per share	$(1.18)	$(2.45)	$(0.91)
Pro forma diluted loss per share, as adjusted	$(1.59)	$(2.36)	$(2.90)

          The following weighted average assumptions are included in the estimated fair value calculations of grants for the stock option and stock purchase programs:

	2002	2001	2000

Expected dividend yields	0%	0%	0%
Expected stock price volatility	123.0%	118.0%	103.0%
Risk free interest rate	3.8%	4.8%	6.1%
Expected term (years)	4.0	4.0	4.0

          In 2002 the Company issued 0.4 million warrants to purchase common stock to Motorola in concession for providing a waiver relative to its preferred stock (see Note 7 to the consolidated financial statements) and 0.2 million warrants to purchase common stock to a customer in connection with a non-cancelable purchase order. The fair value of the warrants issued to Motorola, ($0.4 million) was expensed as incurred. The fair value of the warrants issued to a customer ($0.2 million) will be expensed over the life of the contract.

          Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

          Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

          Inventory Valuation Analysis - At each reporting period the Company performs a detailed review of raw material and finished goods inventories on hand, components under purchase commitments and a detailed analysis of our sales forecasts and product end of life estimates, to determine whether any inventory charges are required.

          Property and Equipment - Property and equipment are stated at cost. Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method. Useful lives range from 20 years for buildings, the shorter of five to ten years or the lease term for leasehold improvements and two to seven years for machinery and equipment.

          Long-term investments - Long-term investments represent preferred stock and other equity holdings in nonpublic companies. The Company accounts for its long term investments under the cost method when the Company’s interest in the investee is less than 20%; and under the equity method when the Company’s interest is greater than 20% or the Company has significant influence. Under the equity method the Company recognizes its pro-rata share of the investee’s earnings/losses in the period in which they occur. At December 31, 2002, long-term investments represent equity holdings in one nonpublic company.

          Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss is recorded to reduce the carrying amount to fair value.

          Income taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. For the period from January 6, 2000 to May 17, 2000 the Company’s results of operations were included in the consolidated federal income tax return of Motorola. Federal income taxes for that period of time are provided in accordance with an intercompany tax sharing agreement, whereby income taxes or credits for the Company are reported as if the Company filed a separate federal income tax return (see Note 14).

          Net Loss Per Share - Basic net loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants. Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive common stock equivalents is excluded, as they are anti-dilutive. Net loss available to common shareholders includes preferred stock dividends and accretion for 2002.

          Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The fair value of notes payable is based upon current interest rates for debt instruments with comparable maturities and characteristics. It is not practicable to determine the fair value of the long term debt to Motorola due to the related party nature of the borrowings.

          Comprehensive Loss - SFAS No. 130, Reporting Comprehensive Income, requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive loss was the same as net loss for all periods presented.

          Concentration of Risk - One customer comprised 24%, 41% and 56% of the Company’s total revenues in 2002, 2001 and 2000, respectively. The loss of this customer or any substantial reduction in orders by this customer could have a material adverse affect on the Company’s operating results. Additionally, the Company relies on certain contract manufacturers to perform substantially all of its manufacturing activities. The inability of its contract manufacturers to fulfill their obligations to the Company could adversely impact future results.

          The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The Company maintains allowances for potential losses, and has not incurred any significant losses to date. Allowance for doubtful accounts activity consists of (in millions):

	Balance at	Additions		Balance at
	Beginning	Charged		End
	of year	to Expense	Write-offs	of year

Year ended December 31:
2000	1.34	0.01	(0.02)	1.33
2001	1.33	—	—	1.33
2002	1.33	0.02	(0.32)	1.03

          New Accounting Pronouncements -

          Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (“EITF”) No. 94-3. The Company adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

          Accounting and Disclosure Requirements for Guarantees. In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company does not believe the adoption of FIN No. 45 will have a material impact on its consolidated financial condition.

          Revenue Arrangements with Multiple Deliverables. In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, or EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 will be effective for fiscal periods beginning after June 15, 2003. We have not yet determined the impact of the adoption of EITF No. 00-21 on our results of operations or financial position.

          Reclassifications - Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

3.	INVENTORIES

          Inventories at December 31, 2002 and December 31, 2001 consisted of (in millions):

	December 31,	December 31,
	2002	2001

Raw materials	$20.8	$26.2
Work-in-process	1.3	1.7
Finished goods	18.2	34.7

Total	$40.3	$62.6

          At each reporting period the Company performs a detailed review of raw material and finished goods inventories on hand, components under purchase commitments, and a detailed analysis of its sales forecasts and product end-of-life estimates, to determine whether any inventory write-downs are required. Based on this detailed analysis, inventory write-downs totaling $5.9 million, $76.8 million and $9.0 million were recorded in 2002, 2001 and 2000 respectively.

          During 2001, the Company recorded inventory write-downs totaling $76.8 million. To meet forecasted demand and reduce the anticipated component supply constraints that had existed in the past, the Company had increased inventory levels for certain components and entered into purchase commitments for certain components with long lead times. However, in the quarter ended June 30,

2001, the Company’s actual sales, as well as its estimates of forecasted sales in 2001 and 2002, for its current generation of products declined significantly. As a result, inventory related charges of $72.0 million were required and were calculated based upon (i) the substantial completion of the negotiation process with the Company’s contract manufacturers and their suppliers and the Company’s other vendors regarding purchase commitments and cancellations made by the Company, (ii) the inventory levels in excess of forecasted demand and (iii) the Company’s estimates of salvage or recovery value for each raw material or finished good on an item by item basis. The Company does not currently anticipate that the excess inventory included in this provision will be used based on the Company’s current demand forecast. At December 31, 2001, the Company updated its estimates and recorded additional charges of $4.8 million. Such write-downs were included in cost of revenues in 2001 and consisted of the following (in millions):

Excess quantities of raw materials on hand or under purchase commitments, net of estimated salvage	$36.9
Excess quantities of finished goods on hand, net of estimated salvage	10.8
Obsolescence	14.5
Cancellation charges on purchase commitments	5.2
Lower of cost or market write-down on current generation product platform	9.4

Total	$76.8

4.	PROPERTY AND EQUIPMENT

          Property and equipment at December 31 consisted of (in millions):

	2002	2001

Land	$2.5	$2.8
Building	29.5	22.9
Machinery and equipment	46.6	52.2
Leasehold improvements	5.4	6.6

Total	84.0	84.5
Less accumulated depreciation and amortization	(45.7)	(37.8)

Property and equipment, net	$38.3	$46.7

          In 2002, leasehold improvements of approximately $0.5 million were written off in connection with a facility consolidation.

5.	NOTES PAYABLE

          Vendor Note Payable -

          At December 31, 2001, the Company had a $24.3 million note payable to a vendor. The note bears interest at 10% per year. During 2002, principal and interest payments totaling $18.0 million were made under the Company’s vendor note payable the note. The remaining principal and interest payment of $9.5 million was paid on March 31, 2003.

          Note Payable to Motorola -

          During 2001 the Company entered into a note agreement with Motorola for $83.0 million, with an original maturity date of May 16, 2003. Interest is payable monthly and is determined (at Motorola’s option) on either the base rate, as defined in the agreement, plus 2% or the Eurodollar rate plus 3 1/2% (interest rate in effect at December 31, 2002 was 4.9%).

          In connection with the note agreement the Company granted warrants to purchase up to 10.0 million shares of the Company’s common stock; 7.5 million warrants have an exercise price of $7.39 per share, and 2.5 million warrants to purchase common stock have an exercise price of $4.29 per share. Warrants to purchase 7.0 million shares of the Company’s common stock were immediately exercisable and the remaining 3.0 million warrants became exercisable as follows:

•	1.0 million shares became exercisable on May 17, 2002, as all borrowings under the note agreement were not repaid by that date;

•	On May 30, 2002 the Company and Motorola amended the note to provide that the remaining 2.0 million shares become fully vested and exercisable.

          The value related to the 3.0 million warrants was subject to adjustment for changes in the fair value of the Company’s stock until a measurement date was reached (i.e.: the warrants became fully vested and exercisable), at which time the value of the warrants was fixed. During 2002 the Company recorded a $4.0 million adjustment to the value of the warrants as an increase in the carrying value of the debt.

          All warrants were exercisable at December 31, 2002. The Company allocated the fair value of the warrants as a discount to the note payable. The Company was amortizing the discount under the effective interest method up to the original maturity date (May 16, 2003) of the related note. During the year ended December 31, 2002 the Company amortized $11.2 million of the discount, which has been recorded as interest expense in the accompanying statement of operations. In connection with the debt to equity conversions in June and September, 2003 (see Note 7 to the consolidated financial statements), $5.3 million of associated warrant discount was recognized as interest expense upon conversion. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.6%; volatility 101%; and an estimated life of four years.

          On October 22, 2002, the Company and Motorola agreed to amend the note to extend the maturity date from May 16, 2003 to May 16, 2006. The extension was accounted for as an extinguishment of debt with a related party under EITF 96-19 and APB 26. Accordingly, the remaining unamortized warrant discount of $6.5 million on the $51.0 million then outstanding under the note was accounted for as a dividend to a stockholder. As consideration for the extension, the Company granted to Motorola a warrant to purchase 3.0 million shares of common stock with an exercise price of $0.76, which represented the average closing price of the Company’s stock over the five days prior to the agreement. The fair value of the warrants ($1.7 million) was treated as a cost associated with debt extinguishment, and as a result, was also accounted for as a dividend to a stockholder.

          As of December 31, 2002, $41.0 million remained outstanding under the Motorola note payable.

          The note agreement with Motorola contains various covenants, including compliance with net worth requirements, and restrictions on additional indebtedness, capital expenditures, and payment of dividends.

          Tax sharing and allocation agreement with Motorola -

          In December 2000, the Company received a $15.0 million advance from Motorola related to a tax sharing and allocation agreement. During 2001 the Company received an additional $17.3 million in January 2001 and the Tax Sharing Agreement (the “Tax Sharing Agreement”) was finalized in February 2001. The amount advanced to the Company of $32.3 million was based on an estimate of the present value of income tax benefits to Motorola from the inclusion of the Company’s operating losses for the period from January 6, 2000 to May 17, 2000 in Motorola’s consolidated tax return. On October 10, 2001, the Company received a revised calculation of the estimated present value of income tax benefits to Motorola based upon actual net losses that were included in Motorola’s 2000 tax return. The revised amount was $29.3 million. Under the original agreement, the Company was required to repay the $3.0 million difference by October 15, 2001. On October 15, 2001, the Note Payable to Motorola was amended to include this $3.0 million. To the extent Motorola does not achieve the expected tax benefits by September 30, 2006 the Company must repay any difference.

          In the event of a debt or equity security offering or a sale of assets in excess of $25.0 million, the first $25.0 million of proceeds may be retained by the Company; the next $25.0 million (between $25.0 million and $50.0 million) of such proceeds will be allocated at least one-third to repay the Company’s obligations under the Company’s Tax Sharing Agreement and the balance may be retained by the Company; the next $25.0 million of such proceeds (between $50.0 million and $75.0 million) will be allocated at least one-half to repay the Company’s obligations under the Tax Sharing Agreement and the balance may be retained by the Company; amounts of such proceeds in excess of $75.0 million must be used 100% first to repay the Company’s obligations under the Tax Sharing Agreement (to the extent of such obligations) and then to repay and reduce the amount owed under the note agreement.

          Mortgage Note Payable -

          On October 30, 2001, the Company received $20.0 million under a mortgage loan collateralized by a Company-owned office building. The loan is amortized over 12 years with a ten-year repayment period and bears interest at an annual fixed rate of 7.51%. Future principal payments are as follows: 2003 — $1.3 million; 2004 — $1.3 million; 2005 — $1.4 million; 2006 — $1.5 million; 2007 - $1.6 million; thereafter — $11.9 million. The unpaid principal balance, plus accrued interest thereon is due and payable on November 1, 2011.

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

          The Company is amortizing the discount under the effective interest method up to the maturity date of the related mortgage. During the year ended December 31, 2002 and 2001 the Company amortized $.06 and $.01 million of the discount, which has been reflected as interest expense in the accompanying statement of operations.

6.	ACCRUED LIABILITIES

          Accrued liabilities at December 31 consisted of (in millions):

	2002	2001

Accrued payroll and related expenses	$3.7	$5.6
Warranty reserve	4.3	4.9
Interest	0.7	1.8
Accrued future lease payments	0.4	—
Other	5.3	6.9

Total	$14.4	$19.2

7.	PREFERRED STOCK ISSUANCES TO MOTOROLA, INC.

          On February 20, June 25 and September 26, the Company issued to Motorola, Inc. (“Motorola”) 7,426 thousand shares of redeemable convertible preferred stock (“Series A and A-1”) and on December 18, 2002 the Company issued 27 thousand shares of convertible preferred stock (“Series A-2”). Through these issuances a total of 7.5 million preferred shares were issued with a total value of $107.0 million. These shares are convertible into 91.7 million common shares at a weighted average common share equivalent price per share of $1.17. In addition to the preferred shares, the Company issued warrants to purchase 27.6 million common shares at a weighted average price per share of $1.34. The preferred shares and warrants were issued in connection with receipt of cash proceeds of $65.0 million and conversion of $42.0 million in notes payable. The total amounts were allocated between preferred shares and warrants based on their relative fair values. The allocation of value to the preferred shares resulted in a recognition of a beneficial conversion feature for certain of the preferred shares. As a result, the Company recorded the preferred shares at $80.8 million ($64.9 million Series A and A-1; $15.9 million Series A-2), the warrants at $17.2 million ($13.7 million Series A and A-1; $3.5 million Series A-2) and the beneficial conversion feature at $8.9 million ($6.3 million Series A and A-1; $2.6 million Series A-2). The fair values of the warrants ($23.6 million) were estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate in effect (from 2.68% to 4.6%) and volatility percent calculation (from 101% to 107%) at the time of issuance; and the contractual life of the warrants.

          Each share of Series A preferred (February issuance) is convertible into two shares of common stock; each share of Series A-1 preferred (June and September issuances) is convertible into 100 shares of common stock and each share of Series A-2 (December issuance) is convertible into 1000 shares of common stock. Series A, Series A-1 and Series A-2 preferred shares (“Preferred”) are entitled to cumulative dividends at an annual rate of 7.5% payable in cash or additional shares of Preferred. During 2002, the Company recorded $3.8 million for the payment of dividends as an increase in the carrying value of the preferred stock. In the event of insolvency or dissolution of the Company, certain change in control, merger or consolidation events, or sales or transfers of a material portion of the Company’s assets outside the ordinary course of business, each share of Preferred is entitled to a liquidation preference equal to 250% of the Preferred’s initial purchase price.

          Prior to December 18, 2002, the redeemable convertible preferred shares contained a redemption feature, such that holders of a majority of the redeemable convertible Preferred could require the Company to redeem the Preferred on or after the five year anniversary of issuance at a per share redemption price equal to 120% of the Preferred’s initial purchase price. On December 18th, 2002 the terms of the Preferred were changed to eliminate the redemption feature. The Preferred shares were issued for cash and in connection with conversions of outstanding notes payable with Motorola. Upon the conversion of the note payable amounts into Preferred shares, the Company recorded additional interest expense for any remaining unamortized discount related to this portion of the note payable. In connection with the issuance of the Preferred, the Company granted Motorola warrants to purchase additional shares of the Company’s common stock. The warrants issued in exchange for cash are exercisable immediately and expire five years from the date of issuance. Warrants issued for debt to equity conversions and redemption waivers become exercisable five years from the date of the preferred issuance and expire ten years from the date of the preferred issuance.

          Prior to December 18, 2002, the Company was accreting the redeemable convertible preferred shares to their stated redemption price. The Company accreted $2.9 million on all outstanding Series A and A-1 Preferred in 2002, which has been reflected as an increase in the carrying value of the preferred stock. Upon the elimination of the redemption feature for the Series A and A-1 and issuance of the Series A-2 preferred shares, the portion of the discount related to the beneficial conversion feature of $8.5 million was recognized through equity as a preferred dividend.

          $35 Million Financing Commitment -

          On March 29, 2002, Motorola agreed to make available to the Company up to $35.0 million in financing. During 2002, the Company issued preferred stock for all amounts available under this commitment.

          Letter of Certification -

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

          The fair value of the warrants ($0.4 million) was reflected as an increase in the carrying value of the preferred stock on the date of issuance. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk free interest rate of 4.6%; volatility 101%; and a contractual life of ten years.

8.	IMPAIRMENTS AND DISPOSALS OF ASSETS AND INVESTMENTS

Asset Impairment and disposals, net, in 2002 and 2001 consisted of the following (in millions):

	2002	2001

Facility Consolidation Charges	$1.9	—
Impairment of goodwill	—	$8.4
Loss on disposal of property and equipment and other assets	—	2.6
Gain on sale of product line	—	(2.6)
Other	0.3

Asset impairment and disposals, net	$2.2	$8.4

          In 2002, facility consolidation charges of $0.9 million represented the present value of future minimum lease payments and impaired leasehold improvements on vacated premises and $1.0 million related to cancellation charges on a facility expansion project.

          In 2001, the Company wrote off the remaining goodwill of $8.4 million related to the 2000 SoftProse acquisition based on the Company’s annual assessment of the recoverability of goodwill. At December 31, 2002, the Company determined that remaining goodwill of $0.2 million was stated at its estimated fair value.

          In 2001, the Company sold its software product line for net proceeds of $5.5 million. The Company recorded a gain on the sale of $2.6 million.

Investment impairments of $20.0 million in 2001 consisted of (in millions):

Write-off of investment in Virtual Access, PLC	$13.0
Write-off of investment in Expanse Networks, Inc.	3.0
Write-down of investment in Outreach Communications, LLC	4.0

Asset impairment and disposals	$20.0

          As of December 31, 2001, the Company determined that the estimated fair value of its investments in Virtual Access and Expanse Networks was zero and the decline from their carrying amounts was other than temporary, and accordingly wrote off the entire interests in 2001. In addition, the investment in Outreach was reduced to estimated fair value in 2001.

9.	NET LOSS PER SHARE

          As of December 31, 2002, 2001 and 2000, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive, given the Company’s losses. Such outstanding securities consisted of the following (in millions):

	December 31,

	2002	2001	2000

Motorola warrants	41.3	7.4	0.0
Other stockholder warrants	5.8	5.6	6.8
Outstanding employee stock options	22.8	16.0	20.2

Total	69.9	29.0	27.0

10.	EMPLOYEE STOCK PLANS

          1999 Stock Plan

          Options to purchase 5,400,000 shares of common stock were granted under the 1999 Stock Plan. These options vest with respect to 25% of the shares after 12 months of service and the remaining 75% in equal monthly installments over the next 36 months of service and expire not later than 10 years after the date of grant. No future awards under the 1999 Stock Plan are expected to be made.

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

          During 2001, the Company extended the contractual life of certain options held by terminated employees. In accordance with FIN 44, the modification resulted in a new measurement date for these options. As such, the Company recorded an expense of $0.2 million, as determined by the excess of market value of the Company’s common shares over the exercise price of the modified options.

          Stock Option Exchange Program

          In August 2001, the Company implemented a stock option exchange program in which certain employees could exchange options with an exercise price greater than or equal to $40.00 per share for new options to be granted at least six months and one day from the date of cancellation at the then fair market value. As a result, 5,500,000 options were cancelled in connection with the program. Eligible employees received a one-for-one option re-grant on February 11, 2002 at an exercise price equal to the market price on the replacement grant date of $2.06. Total shares re-granted under the program in 2002 were 4,700,000. The Company did not incur any compensation expense relative to this stock option exchange program.

          The following table summarizes activity relating to the NLC Stock Plan (including those granted as part of the tandem stock option grant) and the 1999 Stock Plan and 1999 Equity Incentive Plan (the “Plans”):

	Shares	Weighted Average
	(in thousands)	Exercise Price

Balance at December 31, 1999 (6,799 exercisable shares)	14,907	$16.43
Granted (fair value of $49.61)	8,735	64.20
Canceled	(1,600)	60.05
Exercised	(1,865)	2.04

Balance at December 31, 2000 (7,297 exercisable shares)	20,177	$34.98
Granted (fair value of $6.26)	4,966	7.99
Canceled	(8,170)	59.81
Exercised	(1,022)	1.15

Balance at December 31, 2001 (7,906 exercisable shares)	15,951	$15.99
Granted (fair value of $1.40)	10,189	1.76
Canceled	(3,066)	8.79
Exercised	(300)	1.12

Balance at December 31, 2002 (13,082 exercisable shares)	22,774	$10.50

          The following table summarizes information about options granted under the Plans and outstanding at December 31, 2002:

	Outstanding			Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Exercise	December 31,	Remaining	Exercise	December 31,	Exercise
Prices	2002	Contractual Life	Price	2002	Price
	(in thousands)	(in years)		(in thousands)

$0.58 - $0.85	2,847	5.2	$0.83	2,482	$0.85
$0.87 - $1.29	2,008	7.4	$1.15	849	$1.11
$1.38 - $2.06	7,562	7.9	$1.88	2,324	$2.05
$2.16 - $2.69	82	8.2	$2.52	47	$2.54
$3.41 - $4.61	177	7.8	$4.33	77	$4.32
$5.13 - $7.29	360	6.1	$5.56	251	$5.67
$8.10 - $11.31	6,958	6.9	$9.88	5,164	$10.03
$12.31 - $18.00	651	7.9	$13.25	327	$13.28
$19.63 - $23.38	5	7.0	$20.07	3	$20.39
$30.88 - $35.56	24	5.8	$34.04	16	$34.35
$51.25 - $66.38	1,759	6.9	$63.38	1,298	$63.27
$80.56 - $80.56	341	6.3	$80.56	244	$80.56

$0.85 - $161.25	22,774	7.1	$10.50	13,082	$12.86

          1999 Employee Stock Purchase Plan

          In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which 1,000,000 shares of the Company’s common stock were reserved for issuance.

          All employees are eligible to participate. Eligible employees may begin participating in the 1999 Employee Stock Purchase Plan at the start of any offering period each of which lasts 24 months. Overlapping offering periods start on May 1 and November 1 of each year. Under the Purchase Plan eligible employees may purchase the Company’s common stock at a price that is the lower of 85% of either the fair market value at the beginning of the offering period or the fair market value at the end of the period.

          During 2002 and 2001, the Company issued 387,243 and 396,500 shares of common stock under the Purchase Plan.

11.	EMPLOYEE BENEFIT PLANS

          In January 2000, the Company adopted the Next Level Communications 401(k) Plan (“NLC Plan”) to which employees could contribute up to 12% of the employees’ salary subject to the legal maximum. Through February, 2002, the Company contributed a cash amount equal to 100% of the first 5% of the employee’s salary that the employee contributes. In an effort to conserve cash, the Company discontinued the cash matching contributions. In July, 2002, the Company began contributing a company stock amount equal to 100% of the first 5% of the employee’s salary that the employee contributes. The Company’s expense related to the NLC Plan was $0.6 million, $1.5 million and $1.4 million in 2002, 2001 and 2000, respectively.

12.	COMMITMENTS AND CONTINGENCIES

          The Company leases certain of its facilities and equipment under non-cancelable operating leases. Leases expire at various dates from 2003 to 2006 and certain facility leases have renewal options.

          Future minimum lease payments at December 31, 2002 under operating leases are as follows (in millions):

Years ending December 31:
2003	$1.2
2004	1.2
2005	1.2
2006	0.8

Total	$4.4

          Rent expense was $2.5 million, $3.0 million and $1.7 million in 2002, 2001 and 2000, respectively.

          The Company has commitments with various suppliers to purchase approximately $9.9 million of components in 2002.

13.	LEGAL PROCEEDINGS

          The Company has a dispute with a previous contract manufacturer. On May 1, 2002, the Company filed two complaints — both entitled Next Level Communications, Inc. v. CMC Mississippi, Inc. — as “adversary proceedings” in the Chapter 11 Bankruptcy of CMC’s corporate parent: ACT Manufacturing, Inc. These complaints allege that CMC, a former contract manufacturer of the Company’s products, sold the Company defective products and also misappropriated the Company’s owned raw materials, all of which resulted in damages to the Company of over $5.0 million. The Company seeks to offset these damages against CMC’s claim of over $2.4 million owing from the Company to CMC in conjunction with an October 2001 settlement agreement. CMC has counterclaimed for the amount remaining due under the promissory note, plus interest and legal fees. On March 7, 2003, CMC filed several motions for summary judgment which, if successful, could result in an award requiring the Company to pay the $2.4 million, plus interest and fees. The Company believes that its arguments for set off and/or recoupment of its losses from CMC are strong, and that the Company, not CMC, should be the eventual net recipient of an award in this dispute, but there can be no assurance as to the outcome on this litigation.

14.    INCOME TAXES

     For the period from November 10, 1999 through January 5, 2000, the Company was a corporation filing its tax return on a stand-alone basis. As a result of the acquisition by Motorola of General Instrument, from January 6, 2000 through May 17, 2000, the Company’s taxable loss was included in the consolidated federal tax return of Motorola. Subsequent to May 17, 2000, due to the exercise of various warrants and stock options, Motorola’s ownership interest in the Company declined below 80% and the Company was no longer eligible to be included in Motorola’s consolidated federal tax return and will file its federal income tax return on a stand-alone basis.

     During 2002 certain capital transactions occurred as described in Footnote 7, which may have caused the Company to become an “affiliate” of Motorola within the definition of the Internal Revenue Code. Upon meeting the definition of an “affiliate” for federal income tax purposes and with the approval of the Internal Revenue Service (IRS), the company may be included in the Motorola consolidated federal income tax return. Application for permission to be included in the Motorola consolidated federal income tax return has not been requested. Absent the approval of the IRS, the company will continue to file separate federal income tax returns until 2006.

     The Company’s deferred income tax assets as of December 31, 2002 and 2001 consist of the following in thousands (000’s):

	2002	2001	2000

Deferred tax assets:
Federal and state net operating losses	$158,210	$111,348	$69,100
Research and development credits	7,709	7,282	1,600
Capitalized research and development costs	9,251	15,185	31,800
Stock option compensation	167
Writeoff of long-term assets	12,611	12,275
Interest expense related to Motorola warrants		4,154
Basis difference in fixed assets	175	407	4,100
Basis difference in Inventory	24,925	28,276	5,500
Other	5,725	6,530	10,100

Total deferred tax assets before valuation allowance	218,773	185,457	122,200
Valuation allowance	(218,773)	(185,457)	(122,200)

Net deferred tax assets	$—	$—	$—

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance at December 31, 2002 and 2001 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

     At December 31, 2002, for tax purposes, the Company had approximately $437,000,000 in federal net operating loss carryforwards, approximately $171,000,000 in state net operating loss carryforwards, and approximately $7,709,000 in research and development credit carryforwards. The Company’s federal net operating loss and research and development credit carryforwards begin to expire in 2020. The Company’s state net operating loss and foreign tax credit carryforwards have various expiration dates beginning in 2004.

15.	SUBSEQUENT EVENTS

          In January 2003, Motorola initiated an unsolicited tender offer for all of the shares of the Company’s common stock not owned by Motorola. On April 14, 2003 Motorola announced that it had completed its cash tender offer and that as a result Motorola would own approximately 88.7 percent of the Company’s outstanding common stock. Motorola also stated that it intended to convert certain of its shares of the Company’s preferred stock into shares of the Company’s common stock to achieve a 90 percent ownership level and that it will then effect a short-form merger pursuant to which all of our remaining outstanding shares (other than dissenting shares) will be converted into the right to receive $1.18 per share. Once Motorola completes the short-form merger, the Company will no longer be a publicly traded company on the Nasdaq National Market or otherwise.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

          PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT OFFICERS AND DIRECTORS

          Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

          ITEM 11. EXECUTIVE COMPENSATION

          Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

          ITEM 14. CONTROLS AND PROCEDURES

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

          PART IV

          ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          FINANCIAL STATEMENTS AND SCHEDULES

     The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page 43, which immediately precedes such financial statements. No schedules are presented as they are included in the footnotes to the financial statements.

     We filed a current report on Form 8-K, on December 20, 2002 relating to our issuance of Series A-2 Preferred to Motorola, Inc.

          EXHIBITS

          The following exhibits are, as indicated below, either filed herewith or have previously been filed with the SEC and are referred to and incorporated herein by reference to such filings.

Exhibit
Number	Exhibit

2.1	Form of Merger Agreement among General Instrument Corporation, Spencer Trask Investors LLC, Next Level Communications, Next Level Communications L.P. and us, which was filed as exhibit 2.1 to our registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.

3.1	Restated Certificate of Incorporation, which was filed as exhibit 3.1 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

3.2	Bylaws, which were filed as exhibit 3.2 to our registration statement on Form S-1 (file No. 333-85999) and are incorporated by reference herein.

4.1	Form of Registration Rights Agreement among General Instrument Corporation, Spencer Trask Investors LLC and us, which was filed as exhibit 4.2 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

9.1	Form of Voting Trust Agreement among General Instrument Corporation, Chasemellon Shareholder Services and us, which was filed as exhibit 9.1 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.1	Form of Indemnification Agreement for our directors and officers, which was filed as exhibit 10.1 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.2	Form of Corporate and Intercompany Agreement for our directors and officers, which was filed as exhibit 10. to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.3*	1999 Equity Incentive Plan, which was filed as exhibit 10.3 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.4*	1999 Employee Stock Purchase Plan, which was filed as exhibit 10.4 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.5	Patent and Technical Information Cross-License Agreement, which was filed as exhibit 10.5 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.6**	Agreement between U S WEST Communications, Inc. and us, which was filed as exhibit 10.8 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.7**	Agreement among Telesector Resources group, Inc., General Instrument Corporation and us, which was filed as exhibit 10.8 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.8**	Agreement between Sanmina-SCI Technology, Inc. and us, which was filed as exhibit 10.10 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.9**	Agreement between CMC Mississippi, Inc. and us, which was filed as exhibit 10.11 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.10*	1999 Stock Plan, which was filed as exhibit 10.12 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.11	Form of Warrant, which was filed as exhibit 10.13 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.12	Business Loan Agreement between Bank of America, N.A. and us, which was filed as exhibit 10.14 to our registration statement on Form S-1 (file No. 33-38618) and is incorporated by reference herein.

10.13	Form of Change of Control Agreement which was filed as exhibit 10.1 to our 2000 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.14	Severance agreement between Mr. Keeler and us effective December 4, 2000 which was filed as exhibit 10.1 to our 2001 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.15	Tax allocation and sharing agreement between Motorola Inc., and us effective February, 2001 which was filed as exhibit 10.2 to our 2001 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.16	Amendment No. 1 (dated July 25, 2001) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 second quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.17	Amendment No. 2 (dated September 28, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.18	Amendment No. 3 (dated October 15, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.2 to our 2001 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.19	Amendment No. 1 (dated October 24, 2001) to Registration Rights Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.3 to our 2001 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.20	Amendment No. 4 (dated December 11, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.20 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.21	Promissory Note dated as of December 11, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.21 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.22	Amendment No. 2 (dated December 11, 2001) to the Registration Rights Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.22 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.23	Form of Warrant No. 011 which was filed as exhibit 10.23 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.24	Employment Agreement dated as of August 6, 2001 between Next Level Communications, Inc. and J. Michael Norris which was filed as exhibit 10.20 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.25	Credit Agreement, dated as of May 16, 2001, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.26	Security Agreement, dated as of May 16, 2001, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.27	Form of Warrant which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.29	Registration Rights Agreement, dated as of May 16, 2001, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.30	Certificate of Designation, dated as of February 20, 2002 which was filed as exhibit 4.1 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.31	Securities Purchase Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.32	Registration Rights Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.2 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.33	Form of Warrant No. Series A 001 which was filed as exhibit 10.3 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.34	Form of Warrant No. Series A 002 which was filed as exhibit 10.4 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.35	Commitment Letter, dated as of March 29, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.5 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.36	Certificate of Designation, dated as of June 25, 2002 which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.37	Securities Purchase Agreement, dated as of June 25, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.38	Registration Rights Agreement, dated as of June 25, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.39	Form of Common Stock Purchase Warrant, which was filed as exhibit 99.4 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.40	Amendment No. 5 (dated May 30, 2002) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2002 second quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.41	Securities Purchase Agreement, dated as of September 26, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.42	Amendment No. 1, dated as of September 26, 2002 to Registration Rights Agreement, dated as of June 25, 2002, between Next Level Communications,

Exhibit
Number	Exhibit

Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.43	Form of Warrant A-1 003 which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.44	Form of Warrant A-1 004 which was filed as exhibit 99.4 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.45	Certificate of Increase of Shares Designated as Series A-1 Convertible Preferred Stock, dated as of September 26, 2002 which was filed as exhibit 99.5 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.46	Securities Purchase Agreement, dated as of December 18, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.47	Amendment No. 2, dated as of December 18, 2002 to Registration Rights Agreement, dated as of June 25, 2002, as amended by Amendment No. 1 dated as of September 26, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.48	Form of Warrant A-2 001 which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.49	Form of Warrant A-2 002 which was filed as exhibit 99.4 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.50	Amended Certificate of Designation for Series A Convertible Preferred Stock dated as of December 17, 2002 which was filed as exhibit 99.5 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.51	Amended Certificate of Designation for Series A-1 Convertible Preferred Stock dated as of December 17, 2002 which was filed as exhibit 99.6 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.52	Certificate of Designation for Series A-2 Convertible Preferred Stock dated as of December 17, 2002 which was filed as exhibit 99.7 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.53	Form of Indemnification Agreement entered into between Next Level and Messrs. Clay, Good, Kornblau and Latchford on March 7, 2003 which was filed as exhibit (e)(64) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.54	Retention Agreement between Next Level and Mr. Ide dated March 7, 2003 which was filed as exhibit (e)(65) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.55	Retention Agreement between Next Level and Mr. St. Cyr dated March 7, 2003 which was filed as exhibit (e)(66) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.56	Retention Agreement between Next Level and Mr. Sheppard dated March 7, 2003 which was filed as exhibit (e)(67) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.57	Retention Agreement between Next Level and Mr. Weeks dated March 7, 2003 which was filed as exhibit (e)(68) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.58	Retention Agreement between Next Level and Mr. Wiley dated March 7, 2003 which was filed as exhibit (e)(69) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.59	Retention Agreement between Next Level and Mr. Zar dated March 7, 2003 which was filed as exhibit (e)(70) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.60	Letter to Stockholders of Next Level dated February 26, 2003 which was filed as exhibit (a)(1)(viii) to Amendment No. 7 of our Schedule 14D-9 and is incorporated by reference herein.

10.61	Letter to Stockholders of Next Level dated February 19, 2003 which was filed as exhibit (a)(1)(v) to Amendment No. 5 of our Schedule 14D-9 and is incorporated by reference herein.

10.62	Letter to Stockholders of Next Level dated February 12, 2003 which was filed as exhibit (a)(1)(iii) to Amendment No. 4 of our Schedule 14D-9 and is incorporated by reference herein.

10.63	Questions and Answers about the Motorola Tender Offer, issued by Next Level on February 7, 2003 which was filed as exhibit (a)(63) to Amendment No. 3 of our Schedule 14D-9 and is incorporated by reference herein.

10.64	Amended Complaint of Barry Feldman, individually and on behalf of all others similarly situated, against J. Michael Norris, et al., Civil Action No. 20114 filed in the Court of Chancery of the State of Delaware on February 4, 2003 which was filed as exhibit (a)(62) to Amendment No. 2 of our Schedule 14D-9 and is incorporated by reference herein.

10.65	Complaint filed in the Chancery Court, New Castle County, Delaware on February 4, 2003 which was filed as exhibit (a)(6) to Amendment No. 1 of our Schedule 14D-9 and is incorporated by reference herein.

10.66	Credit Agreement, Amendment No. 5, dated as of March 22, 2002, between Next Level and Motorola which was filed as exhibit (e)(21) to our Schedule 14D-9 and is incorporated by reference herein.

10.67	Credit Agreement, Amendment No. 6, dated as of May 30, 2002, between Next Level and Motorola which was filed as exhibit (e)(22) to our Schedule 14D-9 and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.68	Credit Agreement, Amendment No. 7, dated as of October 22, 2002, between Next Level and Motorola which was filed as exhibit (e)(23) to our Schedule 14D-9 and is incorporated by reference herein.

10.69	Registration Rights Agreement, dated as of May 16, 2001, between Next Level and Motorola which was filed as exhibit (e)(26) to our Schedule 14D-9 and is incorporated by reference herein.

10.70	Registration Rights Agreement, Amendment No. 3, dated as of October 22, 2002, between Next Level and Motorola which was filed as exhibit (e)(29) to our Schedule 14D-9 and is incorporated by reference herein.

10.71	Common Stock Purchase Warrant No. 12, granted to Motorola by Next Level which was filed as exhibit (a)(1)(xi) to Amendment No. 9 of our Schedule 14D-9 and is incorporated by reference herein.

10.72	Complaint of Barry Feldman, individually and on behalf of all others similarly situated, against Walter C. Clay, Alex Good, Craig Kornblau, John McCartney, Richard D. Severns and Paul Latchford, Civil Action No. 20195 filed in the Court of Chancery of the State of Delaware on March 14, 2003 which was filed as exhibit (a)(5)(i) to Amendment No. 11 of our Schedule 14D-9 and is incorporated by reference herein.

10.73	Settlement Agreement, dated March 23, 2003 by and between Next Level, Next Level Partners LLC and Motorola which was filed as exhibit (a)(5)(ii) to Amendment No. 11 of our Schedule 14D-9 and is incorporated by reference herein.

23.1***	Independent Auditors’ Consent.

24.1***	Power of Attorney (see page 74).

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been granted as to certain portions of these exhibits.

***	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2003	NEXT LEVEL COMMUNICATIONS, INC.

By: /s/ J. Michael Norris, Chief Executive Officer and President

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

Signature	Title	Date

/s/ J. Michael Norris J. Michael Norris	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)		April 15, 2003

/s/ James F. Ide James F. Ide	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)		April 15, 2003

/s/ Gray Benoist Gray Benoist	Director		April 15, 2003

/s/ Walter S. Clay Walter S. Clay	Director		April 15, 2003

/s/ Eugene Delaney Eugene Delaney	Director		April 15, 2003

/s/ Alex Good Alex Good	Director		April 15, 2003

Signature	Title	Date

/s/ Craig Kornblau Craig Kornblau	Director		April 15, 2003

/s/ Paul S. Latchford Paul S. Latchford	Director		April 15, 2003

CERTIFICATIONS

I, J. Michael Norris, certify that:

1.	I have reviewed this annual report on Form 10-K of Next Level Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ J. Michael Norris

Chief Executive Officer and President

I, James F. Ide, certify that:

1.	I have reviewed this annual report on Form 10-K of Next Level Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ James F. Ide

Chief Financial Officer

CERTIFICATION
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Next Level Communications, Inc. (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)	the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          A signed original of this written statement required by Section 906 has been provided to Next Level Communications, Inc. and will be retained by Next Level Communications, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: April 15, 2003	/s/ J. Michael Norris

Chief Executive Officer and President

/s/ James F. Ide

Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit

2.1	Form of Merger Agreement among General Instrument Corporation, Spencer Trask Investors LLC, Next Level Communications, Next Level Communications L.P. and us, which was filed as exhibit 2.1 to our registration statement on Form S-1 (file no. 333-85999) and is incorporated by reference herein.

3.1	Restated Certificate of Incorporation, which was filed as exhibit 3.1 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

3.2	Bylaws, which were filed as exhibit 3.2 to our registration statement on Form S-1 (file No. 333-85999) and are incorporated by reference herein.

4.1	Form of Registration Rights Agreement among General Instrument Corporation, Spencer Trask Investors LLC and us, which was filed as exhibit 4.2 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

9.1	Form of Voting Trust Agreement among General Instrument Corporation, Chasemellon Shareholder Services and us, which was filed as exhibit 9.1 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.1	Form of Indemnification Agreement for our directors and officers, which was filed as exhibit 10.1 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.2	Form of Corporate and Intercompany Agreement for our directors and officers, which was filed as exhibit 10. to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.3*	1999 Equity Incentive Plan, which was filed as exhibit 10.3 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.4*	1999 Employee Stock Purchase Plan, which was filed as exhibit 10.4 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.5	Patent and Technical Information Cross-License Agreement, which was filed as exhibit 10.5 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.6**	Agreement between U S WEST Communications, Inc. and us, which was filed as exhibit 10.8 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.7**	Agreement among Telesector Resources group, Inc., General Instrument Corporation and us, which was filed as exhibit 10.8 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.8**	Agreement between Sanmina-SCI Technology, Inc. and us, which was filed as exhibit 10.10 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.9**	Agreement between CMC Mississippi, Inc. and us, which was filed as exhibit 10.11 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.10*	1999 Stock Plan, which was filed as exhibit 10.12 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.11	Form of Warrant, which was filed as exhibit 10.13 to our registration statement on Form S-1 (file No. 333-85999) and is incorporated by reference herein.

10.12	Business Loan Agreement between Bank of America, N.A. and us, which was filed as exhibit 10.14 to our registration statement on Form S-1 (file No. 33-38618) and is incorporated by reference herein.

10.13	Form of Change of Control Agreement which was filed as exhibit 10.1 to our 2000 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.14	Severance agreement between Mr. Keeler and us effective December 4, 2000 which was filed as exhibit 10.1 to our 2001 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.15	Tax allocation and sharing agreement between Motorola Inc., and us effective February, 2001 which was filed as exhibit 10.2 to our 2001 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.16	Amendment No. 1 (dated July 25, 2001) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 second quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.17	Amendment No. 2 (dated September 28, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2001 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.18	Amendment No. 3 (dated October 15, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.2 to our 2001 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.19	Amendment No. 1 (dated October 24, 2001) to Registration Rights Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.3 to our 2001 third quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.20	Amendment No. 4 (dated December 11, 2001) to Credit Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.20 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.21	Promissory Note dated as of December 11, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.21 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.22	Amendment No. 2 (dated December 11, 2001) to the Registration Rights Agreement dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.22 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.23	Form of Warrant No. 011 which was filed as exhibit 10.23 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.24	Employment Agreement dated as of August 6, 2001 between Next Level Communications, Inc. and J. Michael Norris which was filed as exhibit 10.20 to our 2001 annual report on Form 10-K (file No. 000-27877) and is incorporated by reference herein.

10.25	Credit Agreement, dated as of May 16, 2001, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.26	Security Agreement, dated as of May 16, 2001, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.27	Form of Warrant which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.29	Registration Rights Agreement, dated as of May 16, 2001, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.30	Certificate of Designation, dated as of February 20, 2002 which was filed as exhibit 4.1 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.31	Securities Purchase Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.32	Registration Rights Agreement, dated as of February 20, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.2 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.33	Form of Warrant No. Series A 001 which was filed as exhibit 10.3 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.34	Form of Warrant No. Series A 002 which was filed as exhibit 10.4 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.35	Commitment Letter, dated as of March 29, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.5 to our 2002 first quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.36	Certificate of Designation, dated as of June 25, 2002 which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.37	Securities Purchase Agreement, dated as of June 25, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.38	Registration Rights Agreement, dated as of June 25, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.39	Form of Common Stock Purchase Warrant, which was filed as exhibit 99.4 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.40	Amendment No. 5 (dated May 30, 2002) to Credit Agreement, dated as of May 16, 2001 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 10.1 to our 2002 second quarterly report on Form 10-Q (file No. 000-27877) and is incorporated by reference herein.

10.41	Securities Purchase Agreement, dated as of September 26, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.42	Amendment No. 1, dated as of September 26, 2002 to Registration Rights Agreement, dated as of June 25, 2002, between Next Level Communications,

Exhibit
Number	Exhibit

Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.43	Form of Warrant A-1 003 which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.44	Form of Warrant A-1 004 which was filed as exhibit 99.4 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.45	Certificate of Increase of Shares Designated as Series A-1 Convertible Preferred Stock, dated as of September 26, 2002 which was filed as exhibit 99.5 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.46	Securities Purchase Agreement, dated as of December 18, 2002, between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.1 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.47	Amendment No. 2, dated as of December 18, 2002 to Registration Rights Agreement, dated as of June 25, 2002, as amended by Amendment No. 1 dated as of September 26, 2002 between Next Level Communications, Inc. and Motorola, Inc. which was filed as exhibit 99.2 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.48	Form of Warrant A-2 001 which was filed as exhibit 99.3 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.49	Form of Warrant A-2 002 which was filed as exhibit 99.4 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.50	Amended Certificate of Designation for Series A Convertible Preferred Stock dated as of December 17, 2002 which was filed as exhibit 99.5 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.51	Amended Certificate of Designation for Series A-1 Convertible Preferred Stock dated as of December 17, 2002 which was filed as exhibit 99.6 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.52	Certificate of Designation for Series A-2 Convertible Preferred Stock dated as of December 17, 2002 which was filed as exhibit 99.7 to our current report filed on Form 8-K (file No. 0-27877) and is incorporated by reference herein.

10.53	Form of Indemnification Agreement entered into between Next Level and Messrs. Clay, Good, Kornblau and Latchford on March 7, 2003 which was filed as exhibit (e)(64) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.54	Retention Agreement between Next Level and Mr. Ide dated March 7, 2003 which was filed as exhibit (e)(65) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.55	Retention Agreement between Next Level and Mr. St. Cyr dated March 7, 2003 which was filed as exhibit (e)(66) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.56	Retention Agreement between Next Level and Mr. Sheppard dated March 7, 2003 which was filed as exhibit (e)(67) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.57	Retention Agreement between Next Level and Mr. Weeks dated March 7, 2003 which was filed as exhibit (e)(68) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.58	Retention Agreement between Next Level and Mr. Wiley dated March 7, 2003 which was filed as exhibit (e)(69) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.59	Retention Agreement between Next Level and Mr. Zar dated March 7, 2003 which was filed as exhibit (e)(70) to Amendment No. 10 of our Schedule 14D-9 and is incorporated by reference herein.

10.60	Letter to Stockholders of Next Level dated February 26, 2003 which was filed as exhibit (a)(1)(viii) to Amendment No. 7 of our Schedule 14D-9 and is incorporated by reference herein.

10.61	Letter to Stockholders of Next Level dated February 19, 2003 which was filed as exhibit (a)(1)(v) to Amendment No. 5 of our Schedule 14D-9 and is incorporated by reference herein.

10.62	Letter to Stockholders of Next Level dated February 12, 2003 which was filed as exhibit (a)(1)(iii) to Amendment No. 4 of our Schedule 14D-9 and is incorporated by reference herein.

10.63	Questions and Answers about the Motorola Tender Offer, issued by Next Level on February 7, 2003 which was filed as exhibit (a)(63) to Amendment No. 3 of our Schedule 14D-9 and is incorporated by reference herein.

10.64	Amended Complaint of Barry Feldman, individually and on behalf of all others similarly situated, against J. Michael Norris, et al., Civil Action No. 20114 filed in the Court of Chancery of the State of Delaware on February 4, 2003 which was filed as exhibit (a)(62) to Amendment No. 2 of our Schedule 14D-9 and is incorporated by reference herein.

10.65	Complaint filed in the Chancery Court, New Castle County, Delaware on February 4, 2003 which was filed as exhibit (a)(6) to Amendment No. 1 of our Schedule 14D-9 and is incorporated by reference herein.

10.66	Credit Agreement, Amendment No. 5, dated as of March 22, 2002, between Next Level and Motorola which was filed as exhibit (e)(21) to our Schedule 14D-9 and is incorporated by reference herein.

10.67	Credit Agreement, Amendment No. 6, dated as of May 30, 2002, between Next Level and Motorola which was filed as exhibit (e)(22) to our Schedule 14D-9 and is incorporated by reference herein.

Exhibit
Number	Exhibit

10.68	Credit Agreement, Amendment No. 7, dated as of October 22, 2002, between Next Level and Motorola which was filed as exhibit (e)(23) to our Schedule 14D-9 and is incorporated by reference herein.

10.69	Registration Rights Agreement, dated as of May 16, 2001, between Next Level and Motorola which was filed as exhibit (e)(26) to our Schedule 14D-9 and is incorporated by reference herein.

10.70	Registration Rights Agreement, Amendment No. 3, dated as of October 22, 2002, between Next Level and Motorola which was filed as exhibit (e)(29) to our Schedule 14D-9 and is incorporated by reference herein.

10.71	Common Stock Purchase Warrant No. 12, granted to Motorola by Next Level which was filed as exhibit (a)(1)(xi) to Amendment No. 9 of our Schedule 14D-9 and is incorporated by reference herein.

10.72	Complaint of Barry Feldman, individually and on behalf of all others similarly situated, against Walter C. Clay, Alex Good, Craig Kornblau, John McCartney, Richard D. Severns and Paul Latchford, Civil Action No. 20195 filed in the Court of Chancery of the State of Delaware on March 14, 2003 which was filed as exhibit (a)(5)(i) to Amendment No. 11 of our Schedule 14D-9 and is incorporated by reference herein.

10.73	Settlement Agreement, dated March 23, 2003 by and between Next Level, Next Level Partners LLC and Motorola which was filed as exhibit (a)(5)(ii) to Amendment No. 11 of our Schedule 14D-9 and is incorporated by reference herein.

23.1***	Independent Auditors’ Consent.

24.1***	Power of Attorney (see page 74).

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been granted as to certain portions of these exhibits.

***	Filed herewith.