Form 10-K/A
period 2002-12-31
NEXT LEVEL COMMUNICATIONS INC
filed 2003-04-16
CIK 1093802

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	2002	2002	2002	2002	2002

Total revenues	$14,078	$16,778	$12,344	$14,152	$57,352
Gross profit (loss)	1,833	2,666	987	422	5,908
R&D	8,211	5,319	5,545	6,232	25,307
SG&A	9,233	8,686	7,693	7,962	33,574
Impairments and asset disposals	—	—	1,934	274	2,208

Total operating expenses	17,444	14,005	15,172	14,468	61,089
Operating loss	(15,611)	(11,339)	(14,185)	(14,046)	(55,181)
Interest income (expense), net	(5,617)	(9,231)	(6,218)	(1,727)	(22,793)
Other income (expense), net	(290)	(548)	(53)	355	(537)

Net loss	(21,518)	(21,118)	(20,456)	(15,418)	(78,511)

Preferred stock accretion and dividends	(463)	(1,160)	(2,218)	(19,565)	(23,406)

Net loss available to common shareholders	$(21,981)	$(22,278)	$(22,674)	$(34,983)	$(101,917)

Shares outstanding	85,933	86,255	86,436	86,838	86,368
Basic and diluted
Net loss per share	$(0.26)	$(0.26)	$(0.26)	$(0.40)	$(1.18)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended				Year Ended

	March 31,	June 30,	September 30,	December 31,	December 31,
	2001	2001	2001	2001	2001

Total revenues	$28,738	$31,904	$20,198	$12,406	$93,245
Gross profit (loss)	6,098	(66,038)	2,629	(7,407)	(64,719)
R&D	14,095	12,858	11,788	8,126	46,868
SG&A	14,510	14,838	12,932	11,070	53,349
Impairments and asset disposals	—	796	—	7,635	8,431

Total operating expenses	28,605	28,492	24,720	26,831	108,648
Operating loss	(22,507)	(94,530)	(22,091)	(34,238)	(173,367)
Interest income (expense), net	108	(3,192)	(5,441)	(5,929)	(14,454)
Other income (expense), net	1	(4,413)	(236)	(16,136)	(20,785)

Net loss	(22,398)	(102,135)	(27,768)	(56,303)	(208,606)

Preferred stock accretion and dividends	—	—	—	—	—

Net loss available to common shareholders	$(22,398)	$(102,135)	$(27,768)	$(56,303)	$(208,606)

Shares outstanding	84,628	85,233	85,473	85,762	85,278
Basic and diluted
Net loss per share	$(0.26)	$(1.20)	$(0.32)	$(0.66)	$(2.45)

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

Our 2002 financial statements include a “going concern” opinion from our independent accountants; this going concern opinion could have a significant adverse effect on our ability to sell our products to existing customers and to gain new customers for our products.

     The opinion of our independent accountants on our financial statements is subject to a “going concern” qualification and states that our operations and cash position raise substantial doubt about our ability to continue as a going concern through 2003. Our existing customers may be unwilling to continue to purchase products from a company the financial statements of which are subject to a going concern qualification. Potential new customers may also be unwilling to even discuss purchases of products with a company the financial statements of which are subject to a going concern qualification. For these reasons, the going concern qualification may have a material adverse effect on our existing business and prospects for the future.

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

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	Redeemable Convertible	Common	Stock	Preferred	Stock	Additional	Deferred	Accumulated
	Preferred Stock	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Deficit	Total

Balance, December 31, 1999		79,752	$754			$412,930	$(2,384)	$(205,072)	$206,228
Issuance of common stock in connection with:
Exercise of stock options and employee stock purchase plan		2,183	21			9,230			9,251
Exercise of warrants		2,369							—
Acquisition of SoftProse		139	1			16,861	(365)		16,497
Additional initial public offering expenses						(898)			(898)
Amortization of deferred compensation							2,509		2,509
Net loss								(74,838)	(74,838)

Balance, December 31, 2000		84,443	776			438,123	(240)	(279,910)	158,749
Issuance of common stock in connection with:
Exercise of stock options and employee stock purchase plan		1,426	15			2,774			2,789
Issuance of warrants to Motorola						38,123			38,123
Stock-based compensation and other						406			406
Amortization of deferred compensation							240		240
Net loss								(208,606)	(208,606)

Balance, December 31, 2001		85,869	791			479,426	—	(488,516)	(8,299)
Issuance of common stock in connection with:
Exercise of stock options, 401(K) Stock Match and employee stock purchase plan		1,186	12			1,001			1,013
Issuance of redeemable convertible preferred stock	$64,931
Issuance of warrants to Motorola- redeemable convertible preferred stock						13,709			13,709
Beneficial Conversion Feature-redeemable convertible Preferred Stock	6,360
Preferred stock accretion	2,933								0
Dividend of Beneficial Conversion Feature	5,923								0
Dividends on redeemable convertible preferred stock	3,460								0
Conversion on elimination of redemption feature	(83,607)			7,426	$83,607				83,607
Issuance of preferred stock to Motorola				27	15,915				15,915
Beneficial Conversion Feature- Preferred Stock					2,575				2,575
Dividends on preferred stock						290			290
Issuance of warrants to Motorola- Preferred Stock						3,510			3,510
Dividend of Beneficial Conversion Feature						2,575			2,575
Revaluation of warrants on Motorola note payable						(3,987)			(3,987)
Warrants issued on extension of Motorola note payable						1,706			1,706
Stock-based compensation and other						554			554
Dividends to preferred stockholder						(23,406)			(23,406)
Net loss								(78,511)	(78,511)

Balance, December 31, 2002	$—	87,055	$803	7,453	$102,097	$475,378	$—	$(567,027)	$11,251

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

          The Company is a party to various claims, litigation and other matters. Management believes that the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial statements taken as a whole.

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